Form 10-Q
period 1995-06-30
SWIFT ENERGY INCOME PARTNERS 1986-A LTD
filed 1995-08-14
CIK 799064

FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549


          [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1995

                                          OR

          [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ___________ to ___________

                          Commission File number  33-1875-01


                      SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.
                (Exact name of registrant as specified in its charter)


                  Texas                           76-0185864
             (State or other         (I.R.S. Employer Identification No.)
      jurisdiction of organization)


                          16825 Northchase Drive, Suite 400
                                 Houston, Texas 77060
                       (Address of principal executive offices)
                                      (Zip Code)

                                    (713)874-2700
                 (Registrant's telephone number, including area code)

                                         None
           (Former name, former address and former fiscal year, if changed since last report)


          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes ___X___     No_____

                      SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.

                                        INDEX




          PART I.   FINANCIAL INFORMATION                              PAGE

               ITEM 1.   Financial Statements

                    Balance Sheets

                         - June 30, 1995 and December 31, 1994            3

                    Statements of Operations

                         - Three month and six month periods ended
                              June 30, 1995 and 1994                      4

                    Statements of Cash Flows

                         - Six month periods ended June 30, 1995
                              and 1994                                    5

                    Notes to Financial Statements                         6

               ITEM 2.   Management's Discussion and Analysis of
                         Financial Condition and Results of Operations    7

          PART II.  OTHER INFORMATION                                     9


          SIGNATURES                                                     10

                      SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.
                                    BALANCE SHEETS

                                                                                        June 30,              December 31,
                                                                                         1995                       1994
                                                                                   ______________            _____________
                                                                                     (Unaudited)
                 ASSETS:

                 Current Assets:

                    Cash and cash equivalents                                      $       1,441             $      1,415
                    Oil and gas sales receivable                                          25,236                   37,947
                                                                                      ----------               ----------
                        Total Current Assets                                              26,677                   39,362
                                                                                      ----------               ----------
                 Oil and Gas Properties, using full cost
                    accounting                                                         3,653,527                3,653,274
                 Less-Accumulated depreciation, depletion
                    and amortization                                                  (3,473,613)              (3,403,088)
                                                                                     -----------              -----------
                                                                                         179,914                  250,186
                                                                                      ----------               ----------
                                                                                   $     206,591             $    289,548
                                                                                     ===========              ===========

                 LIABILITIES AND PARTNERS' CAPITAL:

                 Current Liabilities:
                    Accounts payable and accrued liabilities                       $      93,314             $    121,183
                                                                                     -----------               ----------

                 Deferred Revenues                                                         4,423                    4,426

                 Partners' Capital                                                       108,854                  163,939
                                                                                     -----------               ----------
                                                                                   $     206,591             $    289,548
                                                                                     ===========              ===========









                   See accompanying notes to financial statements.

                      SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)






                                                                 Three Months Ended                     Six Months Ended
                                                                     June 30,                              June 30,
                                                            _________________________             ___________________________

                                                           1995               1994               1995                 1994
                                                           ________           ________           _________            _________

                 REVENUES:
                          Oil and gas sales                $   27,120         $   34,974         $   60,876           $ 186,045
                          Interest income                          20                 10                 27                  14
                          Other                                    --                 13                 --                  15
                                                           __________         __________         __________           _________
                                                               27,140             34,997             60,903             186,074
                                                           __________         __________         __________           _________

                 COSTS AND EXPENSES:
                          Lease operating                       8,021              5,908             17,531              12,713
                          Production taxes                      1,884                177              4,541               8,104
                          Depreciation, depletion
                             and amortization -
                             Normal provision                  14,182             20,450             37,109             120,574
                             Additional provision                  --             76,408             33,416             106,512
                          General and administrative            6,290              8,468              9,449              12,199
                          Interest expense                      2,510                 --              2,510                  --
                                                           ----------         ----------         ----------           ---------
                                                               32,887            111,411            104,556             260,102
                                                           ----------         ----------         ----------           ---------
                 NET INCOME (LOSS)                         $   (5,747)        $  (76,414)        $  (43,653)          $(74,028)
                                                           ==========         ==========         ==========           =========



                 Limited Partners' net income (loss)
                          per unit                         $    (1.52)        $   (20.24)        $   (11.56)          $(19.60)
                                                           ==========         ==========         ==========           =========








                    See accompanying note to financial statements.

                      SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                                                                      Six Months Ended
                                                                                                          June 30,
                                                                                                  __________________________

                                                                                                1995                  1994
                                                                                              _______               _______

                 CASH FLOWS FROM OPERATING ACTIVITIES:
                    Income (loss)                                                        $      (43,653)         $    (74,028)
                    Adjustments to reconcile income (loss) to
                        net cash provided by operations:
                        Depreciation, depletion and amortization                                 70,525               227,086
                        Deferred revenues                                                            (3)                 (680)
                        Change in assets and liabilities:
                           (Increase) decrease in oil and gas sales receivable                   12,711                84,333
                           Increase (decrease) in accounts payable
                               and accrued liabilities                                          (27,869)             (184,396)
                                                                                        ---------------       ---------------
                        Net cash provided by (used in) operating activities                      11,711                52,315
                                                                                        ---------------       ---------------
                 CASH FLOWS FROM INVESTING ACTIVITIES:
                    Additions to oil and gas properties                                            (253)               (2,078)
                    Proceeds from sales of oil and gas properties                                    --                 2,383
                                                                                        ---------------       ---------------
                    Net cash provided by (used in) investing activities                            (253)                  305
                                                                                        ---------------       ---------------
                 CASH FLOWS FROM FINANCING ACTIVITIES:
                    Cash distributions to partners                                              (11,432)              (52,606)

                                                                                        ---------------       ---------------
                 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                26                    14
                                                                                        ---------------       ---------------
                 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 1,415                 1,363
                                                                                        ---------------       ---------------
                 CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $        1,441          $      1,377
                                                                                        ===============       ===============














                   See accompanying notes to financial statements.

                       SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.
                             NOTES TO FINANCIAL STATEMENTS
                                      (UNAUDITED)


          (1)  General Information -

                    The  financial   statements  included  herein  have   been
          prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1994 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

          (2)  Deferred Revenues -

                    Deferred Revenues represent a gas imbalance liability assumed as part of property acquisitions. The imbalance is accounted for on the entitlements method, whereby the Partnership records its share of revenue, based on its entitled amount. Any amounts over or under the entitled amount are recorded as an increase or decrease to deferred revenues.

          (3)  Concentrations of Credit Risk -

                    The Partnership  extends  credit to  various companies  in the oil and gas industry which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in economic or other conditions and may accordingly impact the Partnership's overall credit risk. However, the Managing General Partner believes that the risk is mitigated by the size, reputation, and nature of the companies to which the Partnership extends credit. In addition, the partnership generally does not require collateral or other security to support customer receivables.

                       SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS

          GENERAL

               The Partnership was formed for the purpose of investing in producing oil and gas properties located within the continental United States. In order to accomplish this, the Partnership goes through two distinct yet overlapping phases with respect to its liquidity and results of operations. When the Partnership is formed, it commences its "acquisition" phase, with all funds placed in short-term investments until required for such property acquisitions. The interest earned on these pre-acquisition investments becomes the primary cash flow source for initial partner distributions. As the Partnership acquires producing properties, net cash from operations becomes available for distribution, along with the investment income. After partnership funds have been expended on producing oil and gas properties, the Partnership enters its "operations" phase. During this phase, oil and gas sales generate substantially all revenues, and distributions to partners reflect those revenues less all associated partnership expenses. The Partnership may also derive proceeds from the sale of acquired oil and gas properties, when the sale of such properties is economically appropriate or preferable to continued operation.

          LIQUIDITY AND CAPITAL RESOURCES

               The Partnership has completed the acquisition of producing  oil
          and  gas  properties,   expending  all  of  limited  partners'   net
          commitments available for property acquisitions.

               The Partnership does not allow for additional assessments  from the partners to fund capital requirements. However, funds are available from partnership revenues, borrowings or proceeds from the sale of partnership property. The Managing General Partners believes that the funds currently available to the partnership will be adequate to meet any anticipated capital requirements.

          RESULTS OF OPERATIONS

               The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1995 (current quarter) when compared to the quarter ended June 30, 1994 (corresponding quarter), and for the six months ended June 30, 1995 (current period), when compared to the six months ended June 30, 1994 (corresponding period).

          Three Months Ended June 30, 1995 and 1994

               Oil and gas sales declined $7,854 or 22 percent in the current quarter of 1995 when compared to the corresponding quarter in 1994, primarily due to decreased gas prices. A decline in gas prices of 43 percent or $1.12/MCF had a significant impact on partnership performance. Also, current quarter gas production declined a slight 1 percent when compared to second quarter 1994 production volumes.

               Associated  depreciation   expense  decreased   31  percent  or
          $6,268.

               The   Partnership   recorded   an   additional   provision   in
          depreciation, depletion and amortization in the second quarter of 1994 for $76,408 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

                       SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



          Six Months Ended June 30, 1995 and 1994

               Oil and gas sales decreased $125,169 or 67 percent in the first six months of 1995 over the corresponding period in 1994. A decline in the current period gas prices of 43 percent or $1.01/MCF had a significant impact on partnership performance. Also, current period gas and oil production declined 57 percent and 16 percent, respectively, when compared to the corresponding period in 1994, further contributing to decreased income. Increased oil prices of 36 percent or $4.39/BBL partially offset the revenue declines.

               The decrease in gas production due to an accelerated production decline on the Gautreaux #1 well, which was recompleted in 1993, and production curtailments due to declining prices contributed to the decreased revenues.

               Associated  depreciation   expense  decreased  70  percent   or
          $83,465.

               The Partnership recorded an additional provision in depreciation, depletion and amortization in the first six months of 1995 and 1994 for $33,416 and $106,512, respectively, when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

               During 1995, partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio.

                       SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.
                              PART II - OTHER INFORMATION



          ITEM 5.    OTHER INFORMATION


                                         -NONE-

                                       SIGNATURES



          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SWIFT ENERGY INCOME
                                        PARTNERS 1986-A, LTD.
                                        (Registrant)

                                   By:  SWIFT ENERGY COMPANY
                                        Managing General Partner

          Date:  August 11, 1995   By:  /s/ John R. Alden
                 ---------------        --------------------------------
                                        John R. Alden
                                        Senior Vice President, Secretary
                                        and Principal Financial Officer

          Date:  August 11, 1995   By:  /s/ Alton D. Heckaman, Jr.
                 ---------------        --------------------------------
                                        Alton D. Heckaman, Jr.
                                        Vice President, Controller
                                        and Principal Accounting Officer

                                       SIGNATURES



          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SWIFT ENERGY INCOME
                                        PARTNERS 1986-A, LTD.
                                        (Registrant)

                                   By:  SWIFT ENERGY COMPANY
                                        Managing General Partner

          Date:  August 11, 1995   By:
                                        ----------------------------
                                        John R. Alden
                                        Senior Vice President, Secretary
                                        and Principal Financial Officer

          Date:  August 11, 1995   By:
                                        ----------------------------
                                        Alton D. Heckaman, Jr.
                                        Vice President, Controller
                                        and Principal Accounting Officer