Form 10-Q
period 1995-09-30
SWIFT ENERGY INCOME PARTNERS 1986-A LTD
filed 1995-11-14
CIK 799064

                                  FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549


    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                   OR

    [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM               TO
                               -------------    --------------

                COMMISSION FILE NUMBER  33-1875-01


                   SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          TEXAS                                         76-0185864
(STATE OR OTHER JURISDICTION                        (I.R.S. EMPLOYER
      OF ORGANIZATION)                             IDENTIFICATION NO.)

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

Yes  X      No
   -----      -----

                  SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.

                                   INDEX


PART I.    FINANCIAL INFORMATION                                         PAGE

      ITEM 1.    FINANCIAL STATEMENTS

            Balance Sheets

            - September 30, 1995 and December 31, 1994                     3

            Statements of Operations

            - Three month and nine month periods ended September 30,
              1995 and 1994                                                4

            Statements of Cash Flows

            - Nine month periods ended September 30, 1995 and 1994         5

            Notes to Financial Statements                                  6

      ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                       7

PART II.    OTHER INFORMATION                                              9


SIGNATURES                                                                10

                   SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.
                               BALANCE SHEETS

                                                 SEPTEMBER 30,    DECEMBER 31,
                                                     1995            1994
                                                 -------------    ------------
                                                  (Unaudited)
     ASSETS:

     Current Assets:
          Cash and cash equivalents                  $     1,462  $     1,415
          Oil and gas sales receivable                    24,516       37,947
                                                     -----------  -----------
               Total Current Assets                       25,978       39,362
                                                     -----------  -----------
     Oil and Gas Properties, using full cost
          accounting                                   3,653,077    3,653,274
     Less-Accumulated depreciation, depletion
          and amortization                            (3,488,005)  (3,403,088)
                                                     -----------  -----------
                                                         165,072      250,186
                                                     -----------  -----------
                                                     $   191,050  $   289,548
                                                     ===========  ===========

     LIABILITIES AND PARTNERS' CAPITAL:

     Current Liabilities:
          Accounts payable and accrued liabilities   $    79,423  $   121,183
                                                     -----------  -----------

     Deferred Revenues                                     4,373        4,426

     Partners' Capital                                   107,254      163,939
                                                     -----------  -----------
                                                     $   191,050  $  289,548
                                                     ===========  ===========

              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                   SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.
                           STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                         SEPTEMBER 30,                SEPTEMBER 30,
                                 --------------------------  --------------------------
                                   1995            1994          1995          1994
                                 ------------   -----------  ------------  ------------
REVENUES:
   Oil and gas sales                 $ 26,658     $  44,571      $ 87,534     $ 230,616
   Interest income                         21            12            47            26
   Other income                             9            --             9            15
                                 ------------------------------------------------------
                                       26,688        44,583        87,590       230,657
                                 ------------------------------------------------------

COSTS AND EXPENSES:
   Lease operating                      5,114        11,181        22,644        23,895
   Production taxes                     2,142         2,023         6,683        10,127
   Depreciation, depletion
     and amortization -
       Normal provision                14,392        36,827        51,501       157,401
       Additional provision                --       132,446        33,416       238,958
   General and administrative           4,232         5,061        13,681        17,259
   Interest expense                     1,315            --         3,825            --
                                 ------------------------------------------------------
                                       27,195       187,538       131,750       447,640
                                 ------------------------------------------------------
NET INCOME (LOSS)                    $   (507)    $(142,955)     $(44,160)    $(216,983)
                                 ============  ============  ============  ============

Limited Partners' net income
  (loss) per unit                    $   (.13)    $  (37.86)     $ (11.69)    $  (57.46)
                                 ============  ============  ============  ============


                SEE ACCOMPANYING NOTE TO FINANCIAL STATEMENTS.

                   SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.
                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                              NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                       --------------------------------
                                                           1995               1994
                                                       ----------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                          $ (44,160)        $(216,983)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                84,917           396,359
      Deferred revenues                                          (53)             (624)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable   13,431            76,582
        Increase (decrease) in accounts payable
          and accrued liabilities                            (41,760)         (182,106)
                                                       -------------------------------
         Net cash provided by (used in)
          operating activities                                12,375            73,228
                                                       -------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                           --           (11,809)
    Proceeds from sales of oil and gas properties                197             2,656
                                                       -------------------------------
         Net cash provided by (used in)
           investing activities                                  197            (9,153)
                                                       -------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                           (12,525)          (64,049)
                                                       -------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              47                26
                                                       -------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               1,415             1,363
                                                       -------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $   1,462         $   1,389
                                                         ===========       ===========



                   SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                   SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)





(1)  GENERAL INFORMATION -

           The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1994 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the note included in the latest Form 10-K.

(2)  DEFERRED REVENUES -

           Deferred Revenues represent a gas imbalance liability assumed as part of property acquisitions. The imbalance is accounted for on the entitlements method, whereby the Partnership records its share of revenue, based on its entitled amount. Any amounts over or under the entitled amount are recorded as an increase or decrease to deferred revenues.

(3)  CONCENTRATION OF CREDIT RISK -

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

LIQUIDITY AND CAPITAL RESOURCES

    The Partnership has completed the acquisition of producing oil and gas properties, expending all of the limited partners' net commitments available for property acquisitions.

    The Partnership does not allow for additional assessments from the partners to fund capital requirements. However, funds in addition to the remaining unexpended net capital commitments of the partners are available from partnership revenues, borrowings or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

   The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1995 (current quarter) when compared to the quarter ended September 30, 1994 (corresponding quarter), and for the nine months ended September 30, 1995 (current period), when compared to the nine months ended September 30, 1994 (corresponding period).

THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

    Oil and gas sales declined $17,914 or 40 percent in the current quarter of 1995 when compared to the corresponding quarter in 1994, primarily due to decreased gas production. Current quarter gas production declined 31 percent, when compared to third quarter 1994 production volumes. A decline in gas prices of 13 percent or $.24/MCF further contributed to decreased revenues.

    Associated depreciation expense decreased 61 percent or $22,435.

    The Partnership recorded an additional provision in depreciation, depletion and amortization in the third quarter of 1994 for $132,446 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties based on the prices in effect at the filing date, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission. Using prices in effect at September 30, 1994, the Partnership would have recorded an additional provision at September 30, 1994 in the amount of $179,186.

                    SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

    Oil and gas sales decreased $143,083 or 62 percent in the first nine months of 1995 over the corresponding period in 1994. A decline of 51 percent in gas production was a contributing factor to the decreased revenues for the period. Also, current period gas prices decreased 37 percent or $.82/MCF compared to the corresponding period in 1994, further contributing to decreased income.

    Associated depreciation expense decreased 67 percent or $105,900.

    The Partnership recorded an additional provision in depreciation, depletion and amortization in the first nine months of 1995 and 1994 for $33,416 and $238,958, respectively, when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

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


                                             SWIFT ENERGY INCOME
                                             PARTNERS 1986-A, LTD.
                                             (Registrant)

                                      By:    SWIFT ENERGY COMPANY
                                             Managing General Partner


Date:  November 13, 1995              By:    /s/ John R. Alden
       -----------------------               --------------------------------
                                             John R. Alden
                                             Senior Vice President, Secretary
                                             and Principal Financial Officer

Date:  November 13, 1995              By:    /s/ Alton D. Heckaman, Jr.
       -----------------------               --------------------------------
                                             Alton D. Heckaman, Jr.
                                             Vice President, Controller
                                             and Principal Accounting Officer