Form 10-K405
period 1995-12-31
SWIFT ENERGY INCOME PARTNERS 1986-A LTD
filed 1996-03-28
CIK 799064

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-K


     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED  DECEMBER 31, 1995

                                     OR

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _____________ TO ____________


                      COMMISSION FILE NUMBER  33-1875-01


                   SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.
                   (Exact name of registrant as specified in
                     its certificate of limited partnership)

           TEXAS                                              76-0185864
   (State of Organization)                                  (I.R.S. Employer
                                                           Identification No.)


                        16825 NORTHCHASE DR., SUITE 400
                            HOUSTON, TEXAS  77060
                                (713) 874-2700
         (Address and telephone number of principal executive offices)


          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                                      None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes  X    No
                                ----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Registrant does not have an aggregate market value for its Limited Partnership Interests.

                       DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT                                               INCORPORATED AS TO
 Registration Statement No. 33-1875                    Items 1 and 13
 on Form S-1

                                TABLE OF CONTENTS

                            FORM 10-K ANNUAL REPORT
                     FOR THE PERIOD ENDED DECEMBER 31, 1995

                   SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.


 ITEM NO.                     PART I                                  PAGE
 -------                      ------                                  -----
   1           Business                                                I-1
   2           Properties                                              I-4
   3           Legal Proceedings                                       I-6
   4           Submission of Matters to a Vote of
                Security Holders                                       I-6


                              PART II
                              -------

   5           Market Price of and Distributions on the
                Registrant's Units and Related Limited
                Partner Matters                                       II-1
   6           Selected Financial Data                                II-2
   7           Management's Discussion and Analysis of
                Financial Condition and Results of Operations         II-2
   8           Financial Statements and Supplementary Data            II-3
   9           Disagreements on Accounting and Financial
                Disclosure                                            II-3


                              PART III
                              --------

  10           Directors and Executive Officers of the
                Registrant                                           III-1
  11           Executive Compensation                                III-2
  12           Security Ownership of Certain Beneficial
                Owners and Management                                III-2
  13           Certain Relationships and Related Transactions        III-2


                              PART IV
                              -------

  14           Exhibits, Financial Statement Schedules
                and Reports on Form 8-K                               IV-1


                              OTHER
                              -----

               Signatures

                   SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.


                                   PART I

ITEM 1.  BUSINESS

GENERAL DESCRIPTION OF PARTNERSHIP

         Swift Energy Income Partners 1986-A, Ltd., a Texas limited partnership (the "Partnership" or the "Registrant"), is a partnership formed under a public serial limited partnership offering denominated Swift Energy Income Partners II (Registration Statement No. 33-1875 on Form S-1, originally declared effective January 14, 1986, and amended effective October 8, 1986 [the "Registration Statement"]). The Partnership was formed effective May 13, 1986 under a Limited Partnership Agreement dated May 6, 1986. The initial 689 limited partners made capital contributions of $3,775,536.

         The Partnership is principally engaged in the business of acquiring, developing and, when appropriate, disposing of working interests in proven oil and gas properties within the continental United States. The Partnership does not engage in exploratory drilling. Each working interest held by the Partnership entitles the Partnership to receive, in kind or in value, a share of the production of oil and gas from the producing property, and obligates the Partnership to participate in the operation of the property and to bear its proportionate share of all operating costs associated therewith. The Partnership typically holds less than the entire working interest in its producing properties.

         At December 31, 1995, the Partnership had expended or committed to expend 100% of the limited partners' net commitments (I.E., limited partners' commitments available to the Partnership for property acquisitions after payment of organization fees and expenses) in the acquisition and development of producing properties, which properties are described under Item 2, "Properties," below. The Partnership's revenues and profits are derived almost entirely from the sale of oil and gas produced from its properties and from the sale of acquired oil and gas properties, when the sale of such properties is economically preferable to continued operation.

         The Partnership's business and affairs are conducted by its Managing General Partner, Swift Energy Company, a Texas corporation ("Swift"). The Partnership's Special General Partner, VJM Corporation, a California corporation ("VJM"), consults with and advises Swift as to certain financial matters. Swift is the designated operator of many of the properties in which the Partnership owns interests. The remaining properties are operated by industry operators designated by the owners of a majority of the working interest in each property.

         The general manner in which the Partnership acquires producing properties and otherwise conducts its business is described in detail in the Registration Statement under "Proposed Activities," which is incorporated herein by reference.

COMPETITION, MARKETS AND REGULATIONS

         COMPETITION

         The oil and gas industry is highly competitive in all its phases. The Partnership encounters strong competition from many other oil and gas producers, many of which possess substantial financial resources, in acquiring economically desirable Producing Properties.

         MARKETS

         The amounts of and price obtainable for oil and gas production from Partnership Properties will be affected by market factors beyond the control of the Partnership. Such factors include the extent of domestic production, the level of imports of foreign oil and gas, the general level of market demand on a regional, national and worldwide basis, domestic and foreign economic conditions that determine levels of industrial production, political events in foreign oil-producing regions, and variations in governmental regulations and tax laws and the imposition of new governmental requirements upon the oil and gas industry. There can be no assurance that oil and gas prices will not decrease in the future, thereby decreasing net Revenues from Partnership Properties.

         From time to time, there may exist a surplus of natural gas or oil supplies, the effect of which may be to reduce the amount of hydrocarbons that the Partnerships may produce and sell while such oversupply exists. In recent years, initial steps have been taken to provide additional gas transportation lines from Canada to the United States. If additional Canadian gas is brought to the United States market, it could create downward pressure on United States gas prices.

                   SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.


         REGULATIONS

         ENVIRONMENTAL REGULATION

         The federal government and various state and local governments have adopted laws and regulations regarding the control of contamination of the environment. These laws and regulations may require the acquisition of a permit by Operators before drilling commences, prohibit drilling activities on certain lands lying within wilderness areas or where pollution arises and impose substantial liabilities for pollution resulting from operations, particularly operations near or in onshore and offshore waters or on submerged lands. These laws and regulations may also increase the costs of routine drilling and operation of wells. Because these laws and regulations change frequently, the costs to the Partnership of compliance with existing and future environmental regulations cannot be predicted. However, the Managing Partner does not believe that the Partnership is affected in a significantly different manner by these regulations than are its competitors in the oil and gas industry.

         FEDERAL REGULATION OF NATURAL GAS

         The transportation and sale of natural gas in interstate commerce is heavily regulated by agencies of the federal government. The following discussion is intended only as a summary of the principal statutes, regulations and orders that may affect the production and sale of natural gas from Partnership Properties. This summary should not be relied upon as a complete review of applicable natural gas regulatory provisions.

         PRICE CONTROLS - Prior to January 1, 1993, the sale of natural gas production was subject to regulation under the Natural Gas Act and the Natural Gas Policy Act of 1978 ("NGPA"). Under the Natural Gas Wellhead Decontrol Act of 1989, however, all price regulation under the NGPA and Natural Gas Act rate, certificate and abandonment requirements were phased out effective as of January 1, 1993.

         FERC ORDERS

         Several major regulatory changes have been implemented by the Federal Energy Regulatory Commission ("FERC") from 1985 to the present that affect the economics of natural gas production, transportation and sales. In addition, the FERC continues to promulgate revisions to various aspects of the rules and regulations affecting those segments of the natural gas industry that remain subject to the FERC's jurisdiction. In April 1992, the FERC issued Order No. 636 pertaining to pipeline restructuring. This rule requires interstate pipelines to unbundle transportation and sales services by separately stating the price of each service and by providing customers only the particular service desired, without regard to the source for purchase of the gas. The rule also requires pipelines to (i) provide nondiscriminatory "no-notice" service allowing firm commitment shippers to receive delivery of gas on demand up to certain limits without penalties,
(ii) establish a basis for release and reallocation of firm upstream pipeline capacity, and (iii) provide non-discriminatory access to capacity by firm transportation shippers on a downstream pipeline. The rule requires interstate pipelines to use a straight fixed variable rate design. The rule imposes these same requirements upon storage facilities.

         FERC Order No. 500 affects the transportation and marketability of natural gas. Traditionally, natural gas had been sold by producers to pipeline companies, which then resold the gas to end-users. FERC Order No. 500 altered this market structure by requiring interstate pipelines that transport gas for others to provide transportation service to producers, distributors and all other shippers of natural gas on a nondiscriminatory, "first-come, first-served" basis (open access transportation"), so that producers and other shippers can sell natural gas directly to end-users.
FERC Order No. 500 contains additional provisions intended to promote greater competition in natural gas markets.

         It is not anticipated that the marketability of and price obtainable for natural gas production from Partnership Properties will be significantly affected by FERC Order No. 500. Gas produced from Partnership Properties normally will be sold to intermediaries who have entered into transportation arrangements with pipeline companies. These intermediaries will accumulate gas purchased from a number of producers and sell the gas to end-users through open access pipeline transportation.

                   SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.


         STATE REGULATIONS

         Production of any oil and gas from Partnership Properties will be affected to some degree by state regulations. Many states in which the Partnership will operate have statutory provisions regulating the production and sale of oil and gas, including provisions regarding deliverability. Such statutes, and the regulations promulgated in connection therewith, are generally intended to prevent waste of oil and gas and to protect correlative rights to produce oil and gas between owners of a common reservoir. Certain state regulatory authorities also regulate the amount of oil and gas produced by assigning allowable rates of production to each well or proration unit.

         FEDERAL LEASES

         Some of the Partnership's properties are located on federal oil and gas leases administered by various federal agencies, including the Bureau of Land Management. Various regulations and orders affect the terms of leases, exploration and development plans, methods of operation and related matters.

EMPLOYEES

         The Partnership has no employees. Swift, however, has a staff of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1995, Swift had 176 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

                   SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.



ITEM 2.  PROPERTIES

         As of December 31, 1995, the Partnership has acquired interests in producing oil and gas properties which are generally described below.

PRINCIPAL OIL AND GAS PRODUCING PROPERTIES

         The most valuable fields in the Partnership, based upon year-end engineering estimates of discounted future net revenues using constant pricing and costs, are described below.

         1. The Valentine Field is in La Fourche Parish, Louisiana (JPM and Valentine acquisition). One well produces from the SC-3-A formation, accounting for 52% of the value.

         2. The East Bridges Field is in Shelby County, Texas (Jones O'Brien, acquisition). Swift operates two wells which produce from the Mooringsport and James Lime formations. These wells account for 26% of the value.

         The remaining value in the Partnership is attributable to numerous properties none of which equals or exceeds 15 percent of the total Partnership value.

TITLE TO PROPERTIES

         Title to substantially all significant producing properties of the Partnership has been examined. The properties are subject to royalty, overriding royalty and other interests customary in the industry. The Managing General Partner does not believe any of these burdens materially detract from the value of the properties or will materially detract from the value of the properties or materially interfere with their use in the operation of the business of the Partnership.

PRODUCTION AND SALES PRICE

         The following table summarizes the sales volumes of the Partnership's net oil and gas production expressed in equivalent barrels of oil. Equivalent barrels are obtained by converting gas to oil on the basis of their relative energy content; one barrel equals 6,000 cubic feet of gas.

                                          NET PRODUCTION
                                   -----------------------------
                                        FOR THE YEARS ENDED
                                            DECEMBER 31,
                                   -----------------------------
                                    1995        1994        1993
                                   ------      ------      ------
Net Volumes (Equivalent Bbls)      10,948      20,513      26,907

Average Sales Price
 per Equivalent Bbl                $10.25      $13.20      $13.60

Average Production Cost
 per Equivalent Bbl
 (includes production taxes)       $3.72       $2.44       $4.46

                   SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.


NET PROVED OIL AND GAS RESERVES

         Presented below are the estimates of the Partnership's proved reserves as of December 31, 1995, 1994 and 1993. All of the Partnership's proved reserves are located in the United States.


                                               DECEMBER 31,
                            -------------------------------------------------
                                  1995           1994           1993
                            -------------------------------------------------
                                    NATURAL         NATURAL           NATURAL
                              OIL     GAS      OIL    GAS     OIL       GAS
                            ------   -----   ------   -----  -------   -----
                             (BBLS)  (MMCF)  (BBLS)  (MMCF)  (BBLS)    (MMCF)
PROVED DEVELOPED
  RESERVES AT END OF YEAR    6,063     173    7,359    201     15,741     406
                            ------     ---    -----   ----    -------    ----
                            ------     ---    -----   ----    -------    ----

PROVED RESERVES
  Balance at beginning
   of year                   7,359     201   15,741    406     57,568     648

  Extensions, discoveries
   and other additions          --      --       --     --         --      --

  Revisions of previous
   estimates                   723      25   (6,155)   (95)   (36,191)   (114)

  Sales of minerals in
    place                       --      --       --     --         --      --

  Production                (2,019)    (53)  (2,227)  (110)    (5,636)   (128)
                            ------     ---    -----   ----    -------    ----

  Balance at end of year     6,063     173    7,359    201     15,741     406
                            ------     ---    -----   ----    -------    ----
                            ------     ---    -----   ----    -------    ----



         Revisions of previous quantity estimates are related to upward or downward variations based on current engineering information for production rates, volumetrics and reservoir pressure. Additionally, changes in quantity estimates are the result of the increase or decrease in crude oil and natural gas prices at each year end which have the effect of adding or reducing proved reserves on marginal properties due to economic limitations.

                   SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.


         The following table summarizes by acquisition the Registrant's reserves and gross and net interests in producing oil and gas wells as of December 31, 1995:

                                        RESERVES
                                    DECEMBER 31, 1995
                                    -----------------
                                              NATURAL        WELLS
                                      OIL       GAS      --------------
ACQUISITION           STATE(S)       (BBLS)    (MMCF)    GROSS     NET
-----------          ----------      ------    ------    -----    -----
Woolf & Magee        AL, LA, TX      3,317        9        78     1.021
JPM & Valentine      LA              2,373       57         9     0.822
Jones O'Brien        TX                338       81         5     0.444
Kaiser Francis I     AR, OK             35       26         7     0.060
                                     -----      ---        --     -----
                                     6,063      173        99     2.347
                                     -----      ---        --     -----
                                     -----      ---        --     -----


         There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production, timing and plan of development. Oil and gas reserve engineering must be recognized as a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and estimates of other engineers might differ from those above, audited by H. J. Gruy and Associates, Inc., an independent petroleum consulting firm. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate, and, as a general rule, reserve estimates based upon volumetric analysis are inherently less reliable than those based on lengthy production history. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered.

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1995 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1995 and the date of this report.

         Future prices received for the sale of the Partnership's products may be higher or lower than the prices used in the evaluation described above; the operating costs relating to such production may also increase or decrease from existing levels. The estimates presented above are in accordance with rules adopted by the Securities and Exchange Commission.

ITEM 3. LEGAL PROCEEDINGS

         The Partnership is not aware of any material pending legal proceedings to which it is a party or of which any of its property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of limited partners during the fourth quarter of the fiscal year covered by this report.

                   SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.

                                   PART II

ITEM 5. MARKET PRICE OF AND DISTRIBUTIONS ON THE REGISTRANT'S UNITS AND RELATED LIMITED PARTNER MATTERS

MARKET INFORMATION

         Units in the Partnership were initially sold at a price of $1,000 per Unit. Units are not traded on any exchange and there is no established public trading market for the Units. Swift is aware of negotiated transfers of Units between unrelated parties; however, these transfers have been limited and sporadic. Due to the nature of these transactions, Swift has no verifiable information regarding prices at which Units have been transferred.

HOLDERS

         As of December 31, 1995, there were 689 Limited Partners holding Units in the Partnership.

DISTRIBUTIONS

         The Partnership generally makes distributions to Limited Partners on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ending December 31, 1994 and 1995, the Partnership distributed a total of $47,200 and $7,600, respectively, to holders of its Units. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

         Oil and gas investments involve a high risk of loss, and no assurance can be given that any particular level of distributions to holders of Units can be achieved or maintained. Although it is anticipated that quarterly distributions will continue to be made through 1996, the Partnership's ability to make distributions could be diminished by any event adversely affecting the oil and gas properties in which the Partnership owns interests or the amount of revenues received by the Partnership therefrom.

         The Partnership's Limited Partnership Agreement contains various provisions which might serve to delay, defer or prevent a change in control of the Partnership, such as the requirement of a vote of Limited Partners in order to sell all or substantially all of the Partnership's properties or the requirement of consent by the Managing General Partner to transfers of limited partnership interests.

                   SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.


ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial data, prepared in accordance with generally accepted accounting principles as of December 31, 1995, 1994, 1993, 1992 and 1991, should be read in conjunction with the financial statements.

                         1995          1994         1993         1992         1991
                     ----------    ----------   ----------   -----------   -----------
Revenues             $  112,345    $  270,819   $  365,853   $   184,486   $   328,089
Income (Loss)        $  (47,341)   $ (317,541)  $  (79,144)  $  (254,157)  $   (13,647)
Total Assets         $  181,356    $  289,548   $  879,379   $ 1,029,847   $ 1,356,484
Cash Distributions   $   14,042    $   76,080   $   43,399   $    42,420   $   107,020


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership has expended all of the partners' net commitments available for property acquisitions ("net commitments") and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. This source of liquidity and the related results of operations will decline in future periods as the oil and gas produced from these properties also declines.

         The MGP anticipates that the Partnership will have adequate liquidity from income from continuing operations to satisfy any future capital expenditure requirements. Funds generated from bank borrowings and proceeds from the sale of oil and gas properties will be used to supplement this effort if deemed necessary.

RESULTS OF OPERATIONS

         Oil and gas sales decreased 59 percent in 1995 vs. 1994. Production volumes decreased 47 percent due to a 51 percent gas production decrease and a 9 percent oil production decline. Since the partnership's reserves are 83 percent gas, the decrease in gas production, due to an accelerated production decline on the Gautreaux #1 well and production curtailments due to declining prices, had a significant impact on partnership performance. The Partnership experienced a decline in gas prices of $.70/MCF or 32 percent, which further contributed to the decreased revenues. The average sales price per equivalent BBL decreased 22 percent in 1995.

         Oil and gas sales decreased 26 percent in 1994 vs. 1993. Production volumes decreased 24 percent due to a 14 percent gas production decrease and a 60 percent oil production decline. Since the partnership's reserves are 82 percent gas, the decrease in gas production, due to an accelerated production decline on the Gautreaux #1 well, which was recompleted in 1993, and production curtailments due to declining prices, had a major impact on partnership performance. The Partnership experienced a decline in oil prices of 12 percent or $1.93/BBL, which further contributed to the decreased revenues. The average sales price per equivalent BBL decreased 3 percent in 1994.

         Production cost per equivalent BBL increased 52 percent in 1995 when compared to 1994 and total production costs decreased 19 percent in 1995. Production cost per equivalent BBL decreased 45 percent in 1994 compared to 1993 and total production costs decreased 58 percent in 1994.

                   SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.


         Associated depreciation expense decreased 68 percent in 1995 when compared to 1994 and decreased 21 percent in 1994 when compared to 1993.

         The Partnership recorded an additional provision in depreciation, depletion and amortization in 1995, 1994 and 1993 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value paid for oil and gas properties resulting in a full cost ceiling impairment.

         During 1996, Partnership revenues and costs will be shared between the limited and general partners in a 90:10 ratio, based on the annualized rate of cash distributions by the Partnership during a certain period prior to December 31, 1995. Based on current oil and gas prices, current levels of oil and gas production and expected cash distributions during 1996, the MGP anticipates that the Partnership sharing ratio will continue to be 90:10.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Part IV, Item 14(a) for index to financial statements.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                   SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.


                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of March 15, 1996 regarding the directors and executive officers of Swift.

                                            POSITION(S) WITH
     NAME                 AGE            SWIFT AND OTHER COMPANIES
     ----                 ---            --------------------------
                                  DIRECTORS
                                  ---------
A. Earl Swift             62          President, Chief Executive Officer and
                                      Chairman of the Board

Virgil N. Swift           67          Executive Vice President - Business
                                      Development, Vice Chairman of the Board

G. Robert Evans           64          Director of Swift; Chairman of the Board,
                                      Material Sciences Corporation;
                                      Director, Consolidated Freightways, Inc.,
                                      Fibreboard Corporation, Elco Industries,
                                      and Old Second Bancorp

Raymond O. Loen           71          Director of Swift; President, R. O. Loen
                                      Company

Henry C. Montgomery       60          Director of Swift; Chairman of the Board,
                                      Montgomery Financial Services Corporation;
                                      Director, Southwall Technology Corporation

Clyde W. Smith, Jr.       47          Director of Swift; President, Somerset
                                      Properties, Inc.

Harold J. Withrow         68          Director of Swift

                             EXECUTIVE OFFICERS
                             ------------------
Terry E. Swift            40          Executive Vice President, Chief
                                      Operating Officer

John R. Alden             50          Senior Vice President - Finance,
                                      Chief Financial Officer and Secretary

Bruce H. Vincent          48          Senior Vice President - Funds Management

James M. Kitterman        51          Senior Vice President - Operations

Alton D. Heckaman, Jr.    38          Vice President - Finance and
                                      Controller


                                  III-1

                   SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.


         From time to time, Swift as Managing General Partner of the Partnership purchases Units in the Partnership from investors who offer the Units pursuant to their right of presentment, which purchases are made pursuant to terms set out in the Partnership's original Limited Partnership Agreement. Due to the frequency and large number of these transactions, Swift reports these transactions under Section 16 of the Securities Exchange Act of 1934 on an annual rather than a monthly basis. In some cases such annual reporting may constitute a late filing of the required Section 16 reports under the applicable Section 16 rules.

ITEM 11.  EXECUTIVE COMPENSATION

         As noted in Item 10, "Directors and Executive Officers of the Registrant," above, the Partnership has no executive officers. The executive officers of Swift and VJM are not compensated by the Partnership.

         Certain fees and allowances contemplated by the Limited Partnership Agreement have been paid by the Partnership to Swift and VJM. See Note (4) in Notes To Financial Statements (Related-Party Transactions) for further discussion.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Swift Energy Company, the Managing General Partner, located at 16825 Northchase Drive, Suite 400, Houston, Texas 77060, owns 682 Limited Partnership Units, which is 18.05 percent of all outstanding Limited Partnership Units. All Limited Partnership Units owned by Swift were acquired from investors who offered the Limited Partnership Units pursuant to their right of presentment. As the Managing General Partner, Swift is not permitted generally, under the Limited Partnership Agreement, to vote its Limited Partnership Units. Swift also owns a general partnership interest of 9 percent of all partnership interests in the Partnership.

         Swift and VJM are not aware of any arrangement, the operation of which may at a subsequent date result in a change in control of the Partnership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As noted in Item 10, "Directors and Executive Officers of the Registrant," above, the Partnership has no executive officers or directors, and thus has not engaged in any transactions in which any such person had an interest. The Partnership is permitted to engage in certain transactions with Swift as Managing General Partner and VJM as Special General Partner, subject to extensive guidelines and restrictions described in the "Conflicts of Interest" section of the Amended Prospectus contained in the Registration Statement, which is incorporated herein by reference.

         Summarized below are the principal transactions that have occurred between the Partnership and Swift, VJM and their affiliates.

         1. The oil and gas properties acquired by the Partnership, as described in Item 2, "Properties" above, were typically acquired initially by Swift from the seller thereof and subsequently transferred to the Partnership. Such transfers were made by Swift at its Property Acquisition Costs (as defined in the Limited Partnership Agreement), less any amounts received from sale of production between the time of acquisition by Swift and the time of sale to the Partnership.

         2. Swift acts as operator for many of the wells in which the Partnership has acquired interests and has received compensation for such activities in accordance with standard industry operating agreements.

         3. The Partnership paid to Swift and VJM certain fees as contemplated by the Limited Partnership Agreement. See Note (4) in Notes To Financial Statements (Related-Party Transactions) for further discussion.



                                  III-2

                   SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.


                                  PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         a(1)    FINANCIAL STATEMENTS                                  PAGE NO.
                 --------------------                                  --------
                 Report of Independent Public Accountants                IV-2

                 Balance Sheets as of December 31, 1995 and 1994         IV-3

                 Statements of Operations for the years ended
                   December 31, 1995, 1994 and 1993                      IV-4

                 Statements of Partners' Capital for the years ended
                   December 31, 1995, 1994 and 1993                      IV-5

                 Statements of Cash Flows for the years ended
                   December 31, 1995, 1994 and 1993                      IV-6

                 Notes to Financial Statements                           IV-7

         a(2)    FINANCIAL STATEMENT SCHEDULES
                 -----------------------------
                 All schedules required by the SEC are either inapplicable or the required information is included in the Financial Statements, the Notes thereto, or in other information included elsewhere in this report.

         a(3)    EXHIBITS
                 --------
         3.1 Certificate of Limited Partnership of Swift Energy Income Partners 1986-A, Ltd. (including Limited Partnership Agreement of Swift Energy Income Partners 1986-A, Ltd. dated May 6,
                 1986), as filed May 13, 1986, with the Texas Secretary of State (excluding list of limited partners filed as part of Certificate). (Form 10-K for year ended December 31, 1988,
                 Exhibit 3.1).

         99.1 A copy of the following sections of the Prospectus dated January 14, 1986, contained in Pre-Effective Amendment No. 1 to Registration Statement No. 33-1875 on Form S-1 for Swift Energy Income Partners II as filed on January 14, 1986, which have been incorporated herein by reference: "Proposed Activities" (pp. 27-32) and "Conflicts of Interest"
                 (pp. 44-48).  (Form 10-K for year ended December 31, 1989,
                 Exhibit 28.1).

         b(1)    REPORTS ON FORM 8-K
                 -------------------
                 No reports on Form 8-K have been filed during the quarter ended December 31, 1995.


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

         As of the end of February 1996, a proxy and proxy statement were sent to all Limited Partners of the Partnership. The proxy and proxy statement have been provided supplementally to the Securities and Exchange Commission by electronic filing and are not included in the printed document.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Swift Energy Income Partners 1986-A, Ltd.:

         We have audited the accompanying balance sheets of Swift Energy Income Partners 1986-A, Ltd., (a Texas limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for each of the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the general partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         As discussed in Note 9 to the financial statements, the Managing General Partner informed the limited partners of a proposal to sell all of the Partnership's properties and dissolve and liquidate the Partnership. The affirmative vote of limited partners holding at least 51% of the limited partner units is required in order for this proposal to be effective. The Partnership's financial statements do not include any adjustments that might result should the limited partners decide to liquidate the Partnership.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Income Partners 1986-A, Ltd., as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.



                                       ARTHUR ANDERSEN LLP


Houston, Texas
February 19, 1996

                   SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.
                              BALANCE SHEETS
                        DECEMBER 31, 1995 AND 1994

                                                    1995           1994
                                                -----------     -----------
  ASSETS:

  Current Assets:
    Cash and cash equivalents                   $     1,497     $     1,415
    Oil and gas sales receivable                     22,981          37,947
                                                -----------     -----------
        Total Current Assets                         24,478          39,362
                                                -----------     -----------

  Gas Imbalance Receivable                               75              --

  Oil and Gas Properties, using full cost
      accounting                                  3,653,807       3,653,274

  Less-Accumulated depreciation, depletion
    and amortization                             (3,497,004)     (3,403,088)
                                                -----------     -----------
                                                    156,803         250,186
                                                -----------     -----------
                                                $   181,356     $   289,548
                                                -----------     -----------
                                                -----------     -----------


  LIABILITIES AND PARTNERS' CAPITAL:

  Current Liabilities:
    Accounts payable and accrued liabilities    $    74,443     $   121,183
                                                -----------     -----------
  Deferred Revenues                                   4,357           4,426

  Partners' Capital                                 102,556         163,939
                                                -----------     -----------
                                                $   181,356     $   289,548
                                                -----------     -----------
                                                -----------     -----------


                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                   SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.
                          STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                 1995          1994          1993
                               --------      ---------     --------
REVENUES:
  Oil and gas sales            $112,253      $ 270,742     $365,811
  Interest income                    82             52           42
  Other                              10             25           --
                               --------      ---------     --------
                                112,345        270,819      365,853
                               --------      ---------     --------

COSTS AND EXPENSES:
  Lease operating                32,315        37,786       97,401
  Production taxes                8,421        12,306       22,708
  Depreciation, depletion
    and amortization -
      Normal provision           60,500        186,273      236,128
      Additional provision       33,416        330,552       66,595
  General and administrative     20,122         21,443       20,068
  Interest expense                4,912             --        2,097
                               --------      ---------     --------
                                159,686        588,360      444,997
                               --------      ---------     --------
INCOME (LOSS)                  $(47,341)     $(317,541)    $(79,144)
                               --------      ---------     --------
                               --------      ---------     --------

              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                   SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.
                      STATEMENTS OF PARTNERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                  LIMITED     GENERAL     COMBINING
                                 PARTNERS    PARTNERS    ADJUSTMENT     TOTAL
                                ---------    --------    ----------   ---------
BALANCE,
  DECEMBER 31, 1992             $ 587,452    $ 14,075     $ 78,576    $ 680,103
                                ---------    --------     --------    ---------
INCOME (LOSS)                     (67,813)     15,913      (27,244)     (79,144)
CASH DISTRIBUTIONS                (43,399)         --           --      (43,399)
                                ---------    --------     --------    ---------

BALANCE,
  DECEMBER 31, 1993               476,240      29,988       51,332      557,560
                                ---------    --------     --------    ---------

INCOME (LOSS)                    (285,543)     12,934      (44,932)    (317,541)
CASH DISTRIBUTIONS                (47,200)    (28,880)          --      (76,080)
                                ---------    --------     --------    ---------

BALANCE,
  DECEMBER 31, 1994               143,497      14,042        6,400      163,939
                                ---------    --------     --------    ---------
INCOME (LOSS)                     (43,102)        171       (4,410)     (47,341)
CASH DISTRIBUTIONS                 (7,600)     (6,442)          --      (14,042)
                                ---------    --------     --------    ---------

BALANCE,
  DECEMBER 31, 1995             $  92,795    $  7,771     $  1,990    $ 102,556
                                ---------    --------     --------    ---------
                                ---------    --------     --------    ---------

LIMITED PARTNERS' NET INCOME (LOSS)
    PER UNIT

      1993                      $ (17.96)
                                --------
      1994                      $ (75.62)
                                --------
      1995                      $ (11.41)
                                --------
                                --------


                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                   SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.
                        STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                   1995            1994            1993
                                                                ---------      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (Loss)                                                 $ (47,341)    $  (317,541)     $  (79,144)
  Adjustments to reconcile income (loss) to
      net cash provided by operations:
    Depreciation, depletion and amortization                       93,916         516,825         302,723
    Change in gas imbalance receivable
      and deferred revenues                                          (144)         (1,887)         (1,418)
    Change in assets and liabilities:
      (Increase) decrease in oil and gas sales receivable          14,966          81,183         (91,700)
      Increase (decrease) in accounts payable
        and accrued liabilities                                   (46,740)       (194,323)         43,494
                                                                ---------      ----------      ----------
         Net cash provided by (used in) operating activities       14,657          84,257         173,955
                                                                ---------      ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties                                (533)        (10,781)        (95,917)
  Proceeds from sales of oil and gas properties                        --           2,656          35,474
                                                                ---------      ----------      ----------
        Net cash provided by (used in) investing activities          (533)         (8,125)        (60,443)
                                                                ---------      ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions to partners                                  (14,042)        (76,080)        (43,399)
  Payments on note payable                                             --              --         (70,001)
                                                                ---------      ----------      ----------

        Net cash provided by (used in) financing activities       (14,042)        (76,080)       (113,400)
                                                                ---------      ----------      ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   82              52             112
                                                                ---------      ----------      ----------

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      1,415           1,363           1,251
                                                                ---------      ----------      ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                        $   1,497      $    1,415      $    1,363
                                                                ---------      ----------      ----------
                                                                ---------      ----------      ----------
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                        $   4,912      $       --      $    2,528
                                                                ---------      ----------      ----------
                                                                ---------      ----------      ----------



               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                   SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.
                        NOTES TO FINANCIAL STATEMENTS


(1)  ORGANIZATION AND TERMS OF PARTNERSHIP AGREEMENT -

         Swift Energy Income Partners 1986-A, Ltd., a Texas limited partnership (the Partnership), was formed on May 13, 1986, for the purpose of purchasing and operating producing oil and gas properties within the continental United States. Swift Energy Company ("Swift"), a Texas corporation, and VJM Corporation ("VJM"), a California corporation, serve as Managing General Partner and Special General Partner of the Partnership, respectively. The general partners are required to contribute up to 1/99th of limited partner net contributions. The 689 limited partners made total capital contributions of $3,775,536.

         Property acquisition costs and the management fee are borne 99 percent by the limited partners and one percent by the general partners. Organization and syndication costs were borne solely by the limited partners.

         Initially, all continuing costs (including development costs, operating costs, general and administrative reimbursements and direct expenses) and revenues are allocated 85 percent to the limited partners and 15 percent to the general partners. After a certain period of partnership operations, but prior to partnership payout, as defined, one-third of these costs and revenues otherwise allocable to the general partners will be reallocated to the limited partners if the cash distribution rate (as defined in the Partnership Agreement) is less than 17.5 percent. Through December 31, 1987, the Partnership's continuing costs and revenues were allocated 85 percent to the limited partners and 15 percent to the general partners. Thereafter one-third of the general partners share was reallocated to the limited partners as the cash distribution rate fell below 17.5 percent. Payout had not occurred as of December 31, 1995.

(2) SIGNIFICANT ACCOUNTING POLICIES -

USE OF ESTIMATES -

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates.

OIL AND GAS PROPERTIES -

         For financial reporting purposes, the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the years ended December 31, 1995, 1994 and 1993.

         Future development, site restoration, dismantlement and abandonment costs, net of salvage values, are estimated on a property-by-property basis based on current economic conditions and are amortized to expense as the Partnership's capitalized oil and gas property costs are amortized.

         The unamortized cost of oil and gas properties is limited to the "ceiling limitation", (calculated separately for the Partnership, limited partners, and general partners). The "ceiling limitation" is calculated on a quarterly basis and represents the estimated future net revenues from proved properties using current prices, discounted at ten percent, and the lower of cost or fair value of unproved properties. Proceeds from the sale or disposition of oil and gas properties are treated as a reduction of oil and gas property costs with no gains or losses being recognized except in significant transactions.

                   SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.
                   NOTES TO FINANCIAL STATEMENTS  (CONTINUED)

         The Partnership computes the provision for depreciation, depletion and amortization of oil and gas properties on the units-of-production method. Under this method, the provision is calculated by multiplying the total unamortized cost of oil and gas properties, including future development, site restoration, dismantlement and abandonment costs, by an overall amortization rate that is determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves at the beginning of the period.

         The calculation of the "ceiling limitation" and the provision for depreciation, depletion, and amortization is based on estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production, timing and plan of development. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered.

STATEMENTS OF CASH FLOWS -

         Highly liquid debt instruments with an initial maturity of three months or less are considered to be cash equivalents.

(3) OIL AND GAS CAPITALIZED COSTS -

         The following table sets forth capital expenditures related to the Partnership's oil and gas operations:

                                        YEAR ENDED DECEMBER 31,
                                   --------------------------------
                                     1995        1994       1993
                                   --------    --------    --------
         Acquisition of
            proved properties      $     --    $     --    $     --
         Development                     --      10,781      95,917
                                   --------    --------    --------
                                   $     --    $ 10,781    $ 95,917
                                   --------    --------    --------
                                   --------    --------    --------

         All oil and gas property acquisitions are made by Swift on behalf of the Partnership. The costs of the properties include the purchase price plus any costs incurred by Swift in the evaluation and acquisition of properties.

         During 1995, 1994 and 1993, the Partnership's unamortized oil and gas property costs exceeded the quarterly calculations of the "ceiling limitation" resulting in additional provisions for depreciation, depletion and amortization of $33,416, $330,552, and $66,595, respectively. In computing the Partnership's third quarter 1994 "ceiling limitation", the Partnership utilized the product prices in effect at the date of the filing of the Partnership's report on Form 10-Q. Utilizing these subsequent prices, the write down recorded by the Partnership was $46,740 less than the amount that would have been recorded using product prices in effect at September 30, 1994.

         In addition, the limited partners' share of unamortized oil and gas property costs exceeded their "ceiling limitation" in 1995, 1994 and 1993, resulting in valuation allowances of $30,073, $297,277 and $56,732, respectively. These amounts are included in the income (loss) attributable to the limited partners shown in the statements of partners' capital together with "combining adjustments" for the differences between the limited partners' valuation allowances and the Partnership's valuation allowances. The "combining adjustments" change quarterly as the Partnership's total depreciation, depletion and amortization provision is more or less than the combined depreciation, depletion and amortization provision attributable to general and limited partners.

                   SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(4) RELATED-PARTY TRANSACTIONS -

         An affiliate of the Special General Partner, as Dealer Manager, received $94,388 for managing and overseeing the offering of limited partnership units.

         A one-time management fee of $94,388 was paid to Swift in 1986 for services performed for the Partnership. In 1995, 1994 and 1993, Swift absorbed all the general and administrative overhead attributable to the Partnership.

(5) FEDERAL INCOME TAXES -

         The Partnership is not a tax-paying entity. No provision is made in the accounts of the Partnership for federal or state income taxes, since such taxes are liabilities of the individual partners, and the amounts thereof depend upon their respective tax situations.

         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's ordinary income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the limited partners could be changed accordingly. Ordinary income(loss) reported on the Partnership's federal return of income for the years ended December 31, 1995, 1994 and 1993 was $32,341, $146,220 and $178,940,
respectively. The difference between ordinary income(loss) for federal income tax purposes reported by the Partnership and net income or loss reported herein primarily results from the exclusion of depletion (as described below) from ordinary income reported in the Partnership's federal return of income.

         For federal income tax purposes, depletion with respect to production of oil and gas is computed separately by the partners and not by the Partnership. Since the amount of depletion on the production of oil and gas is not computed at the Partnership level, depletion is not included in the Partnership's income for federal income tax purposes but is charged directly to the partners' capital accounts to the extent of the cost of the leasehold interests, and thus is treated as a separate item on the partners' Schedule K-1. Depletion for federal income tax purposes may vary from that computed for financial reporting purposes in cases where a ceiling adjustment is recorded, as such amount is not recognized for tax purposes.

(6) GAS IMBALANCES -

         The gas imbalance receivable and deferred revenues are accounted for on the entitlements method, whereby the Partnership records its share of revenue, based on its entitled amount. Any amounts over or under the entitled amount are recorded as an increase or decrease to the gas imbalance receivable or deferred revenues as applicable.

(7) VULNERABILITY DUE TO CERTAIN CONCENTRATIONS -

         The Partnership's revenues are primarily the result of sales of its oil and natural gas production. Market prices of oil and natural gas may fluctuate and adversely affect operating results.

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

(8) FAIR VALUE OF FINANCIAL INSTRUMENTS -

         The Partnership's financial instruments consist of cash and cash equivalents and short-term receivables and payables. The carrying amounts approximate fair value due to the highly liquid nature of the short-term instruments.

                   SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(9) SUBSEQUENT EVENTS -

         In February 1996, the Managing General Partner informed the limited partners of a proposal to sell all the Partnership's properties and dissolve and liquidate the Partnership. The meeting of the partners is to be held March 20, 1996. The affirmative vote of limited partners holding at least 51% of the limited partner units is required in order for this proposal to be effective. The Partnership's financial statements do not include any adjustments that might result should the limited partners decide to liquidate the Partnership.

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

                                             SWIFT ENERGY INCOME
                                             PARTNERS 1986-A, LTD.
                                             (Registrant)

                                       By:   SWIFT ENERGY COMPANY
                                             General Partner

Date:  March 15, 1996                  By:   s/b A. Earl Swift
       --------------------                  ---------------------------------
                                             A. Earl Swift
                                             President

Date:  March 15, 1996                  By:   s/b John R. Alden
       --------------------                  ---------------------------------
                                              John R. Alden
                                              Principal Financial Officer

Date:  March 15, 1996                  By:   s/b Alton D. Heckaman, Jr.
       --------------------                  ---------------------------------
                                             Alton D. Heckaman, Jr.
                                             Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                             SWIFT ENERGY INCOME
                                             PARTNERS 1986-A, LTD.
                                             (Registrant)

                                       By:   SWIFT ENERGY COMPANY
                                             General Partner

Date:  March 15, 1996                  By:   s/b A. Earl Swift
       --------------------                  ---------------------------------
                                             A. Earl Swift
                                             Director and Principal
                                             Executive Officer

Date:  March 15, 1996                  By:   s/b Virgil N. Swift
       --------------------                  ---------------------------------
                                             Virgil N. Swift
                                             Director and Executive
                                             Vice President - Business
                                             Development

                   SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.



Date:  March 15, 1996                  By:   s/b G. Robert Evans
       --------------------                  ---------------------------------
                                             G. Robert Evans
                                             Director

Date:  March 15, 1996                  By:   s/b Raymond O. Loen
       --------------------                  ---------------------------------
                                             Raymond O. Loen
                                             Director

Date:  March 15, 1996                  By:   s/b Henry C. Montgomery
       --------------------                  ---------------------------------
                                             Henry C. Montgomery
                                             Director

Date:  March 15, 1996                  By:   s/b Clyde W. Smith, Jr.
       -----------------------               -----------------------------------
                                             Clyde W. Smith, Jr.
                                             Director

Date:  March 15, 1996                  By:   s/b Harold J. Withrow
       -----------------------               -----------------------------------
                                             Harold J. Withrow
                                             Director

                                 [LETTERHEAD]

                              February  14, 1996

Dear Limited Partner:

     Enclosed is a proxy statement and related information pertaining to a proposal to sell all of the Partnership's properties and dissolve and liquidate the Partnership. In order for the sale and liquidation to take place, Limited Partners holding a majority of the outstanding Units must approve this proposal. The Managing General Partner recommends that you vote in favor of such sale and liquidation for a number of reasons.

     SWIFT ENERGY INCOME PARTNERS 1986-A, LTD. has been in existence for over nine years, and most of its properties were purchased in 1986 and 1987. Most of the recoverable reserves of Partnership properties have already been produced, with only 14% of ultimate recoverable reserves remaining. In the judgment of the Managing General Partner, all economically feasible enhancement opportunities have already been implemented. Thus, even if oil and gas prices were to increase significantly, the impact upon the Partnership's ultimate economic performance would be minimal. To continue operation of the Partnership means that expenses (such as costs of operating the properties, preparation of audited financials and reserve reports, compliance with securities laws and general and administrative costs) will continue while revenues decrease, which may require the sale of Partnership properties in future periods to pay such expenses. Liquidation of the Partnership's remaining assets at this time is likely to result in a greater percentage of sales proceeds being paid to Limited Partners, rather than being used to fund future general and administrative and operating expenses.

     If Limited Partners holding a majority of the Units approve this proposal, the Managing General Partner will attempt to complete the sale of all Partnership properties by the end of the second quarter of 1996, with liquidation and final distributions of net proceeds from such sale to be made prior to July 15, 1996.

     Included in this package is all the recent financial and other information prepared regarding the Partnership. If you need any further material or have questions regarding this proposal, please feel free to contact the Managing General Partner at (800) 777-2750.

     We urge you to complete your Proxy and return it immediately, as the Managing General Partner is not allowed to vote the 18% of limited partnership interests which it owns. Thus, your vote is important in reaching a quorum necessary to have an effective vote on this proposal. Enclosed is a green Proxy, along with a postage-paid envelope addressed to the Managing General Partner for your use in voting and returning your Proxy.
 Thank you very much.

                                       SWIFT ENERGY COMPANY,
                                       Managing General Partner

                                       By:
                                           ------------------------
                                           A. Earl Swift
                                           Chairman

                 SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.
                     16825 NORTHCHASE DRIVE, SUITE 400
                           HOUSTON, TEXAS  77060
                              (713) 874-2700

               NOTICE OF SPECIAL MEETING OF LIMITED PARTNERS
                         TO BE HELD MARCH 20, 1996

     Notice is hereby given that a special meeting of limited partners of SWIFT ENERGY INCOME PARTNERS 1986-A, LTD. (the "Partnership") will be held at 16825 Northchase Drive, Houston, Texas, on March 20, 1996, at 4:00 p.m. Central Time to consider and vote upon:

     The adoption of a proposal for (a) sale of substantially all of the assets of the Partnership and (b) the dissolution, winding up and termination of the Partnership (the "Termination"). All asset sales and the Termination comprise a single proposal (the "Proposal"), and a vote in favor of the Proposal will constitute a vote in favor of each of these matters.

     A record of limited partners of the Partnership has been taken as of the close of business on December 31, 1995, and only limited partners of record on that date will be entitled to notice of and to vote at the meeting, or any adjournment thereof.

     IF YOU DO NOT EXPECT TO BE PRESENT IN PERSON AT THE MEETING OR PREFER TO VOTE BY PROXY IN ADVANCE, PLEASE SIGN AND DATE THE ENCLOSED PROXY AND RETURN IT PROMPTLY IN THE ENCLOSED POSTAGE-PAID ENVELOPE WHICH HAS BEEN PROVIDED FOR YOUR CONVENIENCE. THE PROMPT RETURN OF THE PROXY WILL ENSURE A QUORUM AND SAVE THE PARTNERSHIP THE EXPENSE OF FURTHER SOLICITATION.

                                       SWIFT ENERGY COMPANY,
                                       Managing General Partner


                                       ---------------------------
                                       JOHN R. ALDEN
                                       Secretary

February 14, 1996

                               TABLE OF CONTENTS

SUMMARY....................................................................   1

GENERAL INFORMATION........................................................   3
   Documents Included......................................................   3
   Vote Required...........................................................   3
   Proxies; Revocation.....................................................   3
   Dissenters' Rights......................................................   4
   Solicitation............................................................   4

RISK FACTORS...............................................................   4

THE PROPOSAL...............................................................   5
   General.................................................................   5
   Steps to Implement the Proposal.........................................   6
   Estimate of Liquidating Distribution Amount.............................   7
   Comparison of Sale Versus Continuing Operations.........................  10
   Reasons for the Proposal................................................  10
   Impact On The Managing General Partner..................................  12
   Recommendation of the Managing General Partner..........................  12

FEDERAL INCOME TAX CONSEQUENCES............................................  12
   General.................................................................  12
   Taxable Gain or Loss Upon Sale of Properties............................  13
   Liquidation of the Partnership..........................................  14
   Capital Gain Tax........................................................  14
   Passive Loss Limitations................................................  14

THE PARTNERSHIP............................................................  15
   General.................................................................  15
   The Managing General Partner............................................  15
   Partnership Financial Performance and Condition.........................  15
   No Trading Market.......................................................  16
   Transactions Between the Managing General Partner and the Partnership...  17
   Principal Holders of Limited Partner Units..............................  17

BUSINESS...................................................................  18

INCORPORATION OF CERTAIN INFORMATION BY REFERENCE AND
  ATTACHMENT OF SUCH INFORMATION HERETO....................................  19

OTHER BUSINESS.............................................................  19

                  SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.
                           16825 NORTHCHASE DRIVE
                                 SUITE 400
                         HOUSTON, TEXAS  77060-9468
                              (713) 874-2700

                   ----------------------------------------
                               PROXY STATEMENT
                   ----------------------------------------

                                  SUMMARY

      This Proxy Statement is being provided by Swift Energy Company, a Texas corporation (the "Managing General Partner") in its capacity as the Managing General Partner of Swift Energy Income Partners 1986-A, Ltd., a Texas limited partnership (the "Partnership"), to holders of units of limited partnership interests (the "Units") representing an initial investment of $1,000 per Unit in the Partnership. This Proxy Statement and the enclosed proxy are provided for use at a special meeting of limited partners (the "Limited Partners"), and any adjournment of such meeting (the "Meeting") to be held at 16825 Northchase Drive, Houston, Texas, at 4:00 p.m. Central Time on March 20, 1996. The Meeting is called for the purpose of considering and voting upon a proposal to (a) sell substantially all of the assets of the Partnership and
(b) dissolve, wind up and terminate the Partnership (the "Proposal"), in accordance with the terms and provisions of Article XVI of the Partnership's Limited Partnership Agreement dated May 13, 1986 (the "Partnership Agreement"), and the Texas Revised Limited Partnership Act (the "Texas Act").
 This Proxy Statement and the enclosed proxy are first being mailed to Limited Partners on or about February 14, 1996.

      Under Article XVI.C. of the Partnership Agreement, the affirmative vote of Limited Partners holding at least 51% of the Units then held by Limited Partners as of the Record Date (as defined) is required for approval of the Proposal. Each Limited Partner appearing on the Partnership's records as of December 31, 1995 (the "Record Date"), is entitled to notice of the Meeting and is entitled to one vote for each Unit held by such Limited Partner.
Under Article XIV.C. of the Partnership Agreement, the Managing General Partner may not vote its Units for matters such as the Proposal. The Managing General Partner currently owns approximately 18.05% of all outstanding Units. Therefore, the affirmative vote of holders of 51% of the remaining Units is required to approve the proposed sale.

      Upon approval of the Proposal by the Limited Partners, the Managing General Partner intends to sell substantially all of the oil and gas properties of the Partnership in a sale or series of sales, use the proceeds to pay or provide for the payment of the Partnership's liabilities, and then distribute any remaining cash to the partners of the Partnership as a final liquidating distribution and wind up the affairs of the Partnership. The Partnership has interests in 57 wells. Of these, the bulk of the Partnership's remaining reserves are in the Gautreaux No. 1 well (Valentine Field) in LaFourche Parish, Louisiana and the Jones Geraldine #1 well (East Bridges Field) in Shelby County, Texas and the Stuteville 1-35 well (Watonga Chickasha Field) in Blaine County, Oklahoma.. These three properties comprise approximately 70% of the value of the Partnership's remaining reserves. During 1994, approximately 89% of the Partnership's production consisted of natural gas. For more information, see the attached Annual Report on Form 10-K for the year ended December 31, 1994, and the attached Quarterly Report on Form 10-Q for the period ended September 30, 1995.

      It is highly likely that the properties will be sold in a series of sales rather than in a single transaction. The Managing General Partner may sell some or all of the properties in negotiated transactions or in auctions or may engage a third party to handle some or all of the property sales.
Bids have not yet been sought and the sales process has not yet begun, pending approval of the Proposal by the Limited Partners. The Managing General Partner is asking for approval of the Proposal prior to offering the Partnership's properties for sale to avoid delay in selling the properties after a price is agreed upon, which delay would likely negatively affect the ultimate sales price or possibly cause potential transactions to fail altogether. Also, if the Managing General Partner had to solicit approval of the Limited Partners for each sales transaction, the Partnership would incur inordinate sales expenses for each transaction. Finally, as the Managing General Partner intends to sell the Partnership's fractional interests in certain properties together with the fractional interests in those same properties owned by other partnerships which it manages, solicitation of approval of each purchase offer from all of the partnerships would be impractical.

      It is possible, though unlikely, that less than all of the Partnership's properties will be sold. The Managing General Partner intends to accomplish all sales by the end of the second quarter of 1996. The sale of Partnership properties that account for at least 80% of the total value of the Partnership properties will cause the Partnership to dissolve automatically under the terms of the Partnership Agreement and the Texas Act.
 Any Partnership properties that are not sold pursuant to a negotiated sale will be sold through auction by The Oil & Gas Asset Clearinghouse (the "O&G Clearinghouse"), EBCO Resources, Inc. ("EBCO"), or a similar company engaged in auctions of oil and gas properties.

      Currently there are no buyers for the properties and the price at which they will be sold has not yet been determined. The Managing General Partner cannot accurately predict the prices at which properties ultimately will be sold. Regardless of whether the Proposal is adopted, it is not expected that there will be any distributions to Limited Partners in the future except for a final small liquidating distribution. See "The Proposal--Estimate of Liquidating Distribution Amount" and the tables therein captioned "Range of Limited Partners' Share of Estimated Distributions from Property Sales and Liquidation" and "Estimated Shares of Limited Partners' Net Distributions from Continued Operations." Notwithstanding the foregoing, there are some risks involved in the Proposal. See "Risk Factors."

      If the Proposal is not approved by Limited Partners holding 51% of the Units held by Limited Partners, the Partnership will continue to exist. In that event, however, due to the expected decline in revenues, the Managing General Partner estimates that 10% to 15% of the Partnership's properties will need to be sold each year in order to cover operating and administrative costs.

      The Managing General Partner receives operating fees for wells for which it or its affiliates serve as operator. It is anticipated that, due to the sale of interests in wells, the Managing General Partner will no longer serve as operator for a number of the Partnership's wells. To the extent that the operator changes because of a change in ownership of the properties, the Managing General Partner will lose the revenues it currently earns as operator. The Managing General Partner believes, however, that it will be positively affected, on the other hand, by liquidation of the Partnership, on the basis of its Units ownership. See "The Proposal--Estimate of Liquidating Distribution Amount," and "The Proposal--Impact on the Managing General Partner."

LIMITED PARTNERS ARE URGED TO COMPLETE, SIGN AND DATE THE ENCLOSED PROXY AND TO RETURN IT TO THE MANAGING GENERAL PARTNER NO LATER THAN MARCH 20, 1996.

                             GENERAL INFORMATION

DOCUMENTS INCLUDED

      The Partnership's Annual Report on Form 10-K for the year ended December 31, 1994 and Quarterly Report on Form 10-Q for the period ended September 30, 1995 are included with this Proxy Statement and incorporated herein by reference. See "Incorporation of Certain Information By Reference and Attachment of Such Information Hereto." Additionally, the reserve report prepared as of December 31, 1994, and audited by H. J. Gruy & Associates, is attached hereto.

VOTE REQUIRED

      According to the terms of the Partnership Agreement, approval of the Proposal requires the affirmative vote by the holders of at least 51% of the Units held by Limited Partners. Therefore, an abstention by a Limited Partner will have the same effect as a vote against the Proposal. This solicitation is being made for votes in favor of the Proposal (which will result in liquidation and dissolution). As of the Record Date, 3093.84 Units were outstanding and were held of record by 594 Limited Partners (excluding the Managing General Partner's Units). Each Limited Partner is entitled to one vote for each $1,000 Unit held in his name on the Record Date. Accordingly, the affirmative vote of holders of at least 1577.86 Units is required to approve the Proposal. The Managing General Partner holds 681.70 Units, but, in accordance with Article XIV of the Partnership Agreement, the Managing General Partner may not vote its Units. The Managing General Partner's non-vote, in contrast to abstention by Limited Partners, will not affect the outcome, because for purposes of adopting the Proposal its Units are excluded from the total number of voting Units.

      The Limited Partners should be aware that once they approve the Proposal pursuant to this Proxy Solicitation, they will have no opportunity to evaluate the actual terms of any specific purchase offers for the Partnership's properties. See "The Proposal -- Reasons for the Proposal" and "The Partnership -- Transactions Between the Managing General Partner and the Partnership."

       Legal counsel to the Partnership has provided a legal opinion, in accordance with Article X of the Partnership Agreement, to the effect that a vote by Limited Partners on the matters set forth in this Proxy Statement will not subject such Limited Partners to general partner liability and such vote is otherwise permissible under the Texas Act.

PROXIES; REVOCATION

      If a proxy is properly signed and is not revoked by a Limited Partner, the Units it represents will be voted in accordance with the instructions of the Limited Partner. If no specific instructions are given, the Units will be voted FOR the Proposal. A Limited Partner may revoke his proxy at any time before it is voted at the Meeting. Any Limited Partner who attends the Meeting and wishes to vote in person may revoke his proxy at that time. Otherwise, a Limited Partner must advise the Managing General Partner of revocation of his proxy in writing, which revocation must be received by the Managing General Partner at 16825 Northchase Drive, Suite 400, Houston Texas 77060 prior to the time the vote is taken.

DISSENTERS' RIGHTS

      Limited Partners are not entitled to any dissenters' or appraisal rights in connection with the approval of the Proposal. Dissenting Limited Partners are protected under state law by virtue of the fiduciary duty of general partners to act with prudence in the business affairs of the Partnership.

PAYMENT OF LIQUIDATING DISTRIBUTIONS

      Following the approval of the Proposal at the Meeting, Limited Partners will receive a final liquidating distribution, if any, in cash from the Partnership as soon as practicable after the affairs of the Partnership have been wound up. The Managing General Partner expects that such payment will be made by July 15, 1996. It will not be necessary for Limited Partners to surrender any certificate or other documents representing their ownership of Units. Payment will be made to each Limited Partner identified on the Partnership's records as of the Record Date, or, upon appropriate written instruction from a Limited Partner, to his assignee.

SOLICITATION

      The solicitation is being made by the Partnership. The Partnership will bear the costs of the preparation of this Proxy Statement and of the solicitation of proxies and such costs will be allocated 90% to the Limited Partners and 10% to the General Partners with respect to their general partnership interests pursuant to Article VIII.A(v). As the Managing General Partner holds approximately 18.05% of the Units held by all Limited Partners, 18.05% of the costs borne by the Limited Partners will be borne by the Managing General Partner, in addition to its portion borne as a General Partner. Solicitations will be made primarily by mail. In addition to solicitations by mail, a number of regular employees of the Managing General Partner may, if necessary to ensure the presence of a quorum, solicit proxies in person or by telephone. The Managing General Partner may retain a proxy solicitor to assist in contacting brokers and other "street-name" holders or Limited Partners to encourage the return of proxies, although it currently does not anticipate doing so. The costs of this proxy solicitation, including legal and accounting fees and expenses, printing and mailing costs, and related costs are estimated to be approximately $20,000.

                                  RISK FACTORS

      Notwithstanding the following discussion, there are risks involved in the Proposal. While the Managing General Partner is not aware of any unknown liabilities at this time, should any unexpected liabilities come to light prior to making the final liquidating distribution, such liabilities could significantly reduce, or eliminate altogether, such final distribution. Anticipated sales prices for the properties may not be achieved. Should domestic gas prices strengthen after the sales of the assets, it is possible that more advantageous sales prices for the properties might have been realized at a later date. Furthermore, if insufficient properties from the other partnerships managed by the Managing General Partner are approved for inclusion in the sales of the assets, the portion of the wells being sold will be smaller, possibly making it necessary to lower the prices at which the properties are sold.

                                 THE PROPOSAL

GENERAL

      The Managing General Partner has proposed that the Partnership's properties be sold, the Partnership be dissolved and that the Managing General Partner, acting as liquidator, wind up its affairs and make final distributions to its partners. The Managing General Partner intends to sell the assets through negotiated sales conducted by the Managing General Partner or a third party engaged to dispose of the Partnership's assets. The Managing General Partner expects to sell all properties not sold in negotiated sales by auction through the O&G Clearinghouse, EBCO or a similar company. The Partnership, if not terminated earlier, will terminate automatically, pursuant to the terms of the Partnership Agreement, on January 2, 2016.

      The Managing General Partner is an independent oil and gas company engaged in the exploration, development, acquisition and operation of oil and gas properties, both directly and through partnership and joint venture arrangements, and therefore holds various interests in numerous oil and gas properties. Furthermore, the Managing General Partner is the managing general partner of a number of oil and gas partnerships. The partnerships invest in fractional interests in oil and gas producing properties in which numerous unrelated third parties also own fractional interests. Any owner of a fractional interest may sell its fractional interest in a property independently of all of the fractional interests held by others. Some of the partnerships managed by the Managing General Partner, as well as the Managing General Partner in its own capacity, not in its capacity as Managing General Partner, directly, hold fractional interests in some of the properties in which the Partnership owns an interest. Several of these partnerships are simultaneously considering proposals to sell their properties and liquidate their partnerships. Larger interests in properties generally draw more buyer interest than smaller fractional interests. Therefore, the Managing General Partner will offer to sell as one package the interests held by multiple partnerships in the same wells, area or fields, in most cases to the extent the partnerships holding those interests vote to liquidate and sell their properties. Thus, in many instances the assets of the Partnership will be marketed together with properties owned by certain other partnerships that the Managing General Partner manages. However, certain partnerships managed by the Managing General Partner that are not in the process of liquidating and dissolving, as well as the Managing General Partner itself, will most likely continue to hold interests in some of those properties in which the Partnership is selling its interests. The sale of the properties of the other partnerships managed by the Managing General Partner also will require a majority vote in interest of the limited partners of those other partnerships, unless the property interest being sold constitutes a minor part of the partnership's assets. The decision of other partnerships as to whether to participate in the sale of the assets will be made independently by each such partnership. The inclusion of the Partnership's properties in the sale of the assets will not be contingent upon the approval of the sale of assets by such other partnerships.

      This approach contemplates permitting a purchaser to purchase the Partnership's interests in certain properties without being required to purchase its interests in all of its properties. The Managing General Partner believes that by structuring the sales in this way, and packaging the properties in a way that will be attractive to potential buyers, the Partnership will obtain optimal prices for the properties. Examples of "packaging" are grouping properties by location, for instance by state, or, if the fields in a particular state are far apart, by field, and possibly packaging stronger and weaker properties together and certain operated properties together.

STEPS TO IMPLEMENT THE PROPOSAL

      Following the approval of the Proposal, the Managing General Partner intends to take the following steps to implement it:

      1. Make available to the appropriate persons (that is, the third party, if any, handling the negotiated sales and/or the auction house and prospective purchasers) the following types of data:

         *  Engineering and Geological Data
            -  Production curve
            -  Completion report
            -  Historical production data
            -  Engineering well files
            -  Geological maps (if available)
            -  Logs (if available)

         *  Land/Legal Data
            -  Working Interest/Net Revenue Interest schedule for all properties
            -  Land files
            -  Payout data

         *  Accounting Data
            -  Lease operating statements by well
            -  Gas marketing data
            -  Oil marketing data
            -  Gas balancing data

      2. Pay or provide for payment of the Partnership's liabilities and obligations to creditors (See --"Liquidation") using the Partnership's cash on hand and proceeds from the sale of Partnership properties;

      3. Conduct a final accounting and distribute any remaining cash to the partners of the Partnership in accordance with the Partnership Agreement;

      4. Cause final Partnership tax returns to be prepared and filed with the Internal Revenue Service and appropriate state taxing authorities;

      5. Distribute to the Limited Partners final Form K-1 tax information;
         and

      6. File a Certificate of Cancellation on behalf of the Partnership with the Secretary of State of the State of Texas.

      NEGOTIATED SALE. To the extent that the Managing General Partner is aware of oil and gas companies that may have a strategic interest in certain of the properties, the Managing General Partner or a third party engaged for the purpose of selling the Partnership's assets may approach such companies and negotiate a sale. The Managing General Partner (or such third party) may solicit bids on the oil and gas properties for which the Managing General

Partner is the operator. If the Managing General Partner (or third party) solicits bids, it will provide all interested parties with information about the properties needed to bid on such properties. Such information would include raw data and historical information on all of the operated properties that any of the partnerships managed by the Managing General Partner intends to sell. See "--Steps to Implement the Proposal." The data will be organized by property. None of the Managing General Partner's other partnerships managed by the Managing General Partner or affiliates of the Managing General Partner, intend to purchase any of the properties. In the event of a bid that is lower than a price the Managing General Partner believes is reasonable, it may sell the property to a third party bidder for such lower bid price, use another method of sale such as an auction, or have the Partnership continue to hold such property for a while longer. If the property has no appreciable value, the Managing General Partner may dispose of such property by conveying it to the operator or by conveying the property to itself, for no consideration. If the property has appreciable value but is not sold prior to the end of the second quarter of 1996, the Managing General Partner intends to engage the O&G Clearinghouse, EBCO or a similar company to sell the properties. See "--Auction." In no event is the Managing General Partner obligated to purchase any of the properties.

      AUCTION. With respect to properties not operated by the Managing General Partner, or possibly all of the properties, the Managing General Partner (or a third party seller) may engage the O&G Clearinghouse, EBCO or another similar company to conduct live auctions for the sales of such properties. The O&G Clearinghouse and EBCO (as well as other such auction companies) are in the business of conducting auctions for oil and gas properties. The O&G Clearinghouse and EBCO establish a data room, which they leave open for a period of time (generally three to four weeks), after which they hold a live auction. The O&G Clearinghouse and EBCO require advance registration for all bidders. Bidders may participate by invitation only, after having qualified as knowledgeable and sophisticated parties routinely or actively engaged in the oil and gas business. The O&G Clearinghouse and EBCO publish a brochure regarding the properties. The O&G Clearinghouse is headquartered in Houston, Texas, and EBCO is headquartered in Oklahoma City, Oklahoma. In auctions conducted by the O&G Clearinghouse and EBCO, properties are generally grouped into small packages with a single field often comprising a property.

      ESTIMATED SELLING COSTS. The expenses associated with the auction process (auctioneer's fee plus advertising fee) is expected to be approximately 7% of the sales price received. This does not include internal costs of the Managing General Partner with respect to the sales, nor fees owed to third parties for services incident to the sale. For example, if the Managing General Partner engaged a third party to sell the properties, this would entail an additional fee (although in such a case the Managing General Partner's internal costs would be lower). This also does not include the costs of the proxy solicitation. See "General Information--Solicitation."

      OTHER. Any sale of the Partnership properties and the subsequent liquidating distributions to the Limited Partners pursuant to the Proposal will be taxable transactions under federal and state income tax laws. See "Federal Income Tax Consequences."

ESTIMATE OF LIQUIDATING DISTRIBUTION AMOUNT

      It is not possible to accurately predict the prices at which the properties will be sold. The sales price of individual Partnership properties may vary, with certain properties selling for a higher price and other properties selling for a lower price than those estimated below. The projected range of sales prices below has been based upon estimated future net revenues as of December 31, 1994 for the Partnership's properties, using prices at that date without any escalation. The future net revenues from production of such properties have then been discounted to present value at 10% per annum. This discount rate and these pricing assumptions are mandated by the Securities and Exchange Commission ("SEC") for reserves disclosures under applicable SEC rules. For the lower end of such projected sales proceeds, the estimated sales proceeds have been further discounted to 70% of those shown for the higher end of the range.

      Set forth in the table below are estimated proceeds that the Partnership may realize from sales of the Partnership's properties, estimated expenses of the related dissolution and liquidation of the Partnership, and the estimated amount of net distributions available for Limited Partners as a result of such sales.

          RANGE OF LIMITED PARTNERS' SHARE OF ESTIMATED DISTRIBUTIONS
                  FROM PROPERTY SALES AND LIQUIDATION


                                                            PROJECTED RANGE
                                                        ----------------------
                                                          LOW           HIGH
                                                        --------      --------
Sales Proceeds(1)                                       $146,600      $209,400

Partnership Dissolution Expenses(2)                     $ 18,000      $ 18,000

Payment of Partnership Net Accounts Payable(3)          $ 52,000      $ 52,000

Net Distributions payable to Limited Partners           $ 76,600      $139,400

Net Distributions per $1,000 Unit                       $  20.29      $  36.92

----------
(1) Net of selling expenses estimated to be 7% of sales proceeds.
(2) Includes Limited Partners' share of all costs associated with dissolution and liquidation of the Partnership.
(3) Includes Limited Partners' share of a gas balancing obligation of approximately $4,000 at September 30, 1995. See also "The Partnership-- Transactions Between the Managing General Partner and the Partnership."

      If, on the other hand, the Partnership were to retain its properties and continue to produce those properties until depletion, the table below estimates the return to Limited Partners, discounted to present value, based upon the same pricing and discount assumptions used above. The estimates of the present value of future net distributions have been further reduced by continuing audit, tax return preparation and reserve engineering fees associated with continued operations of the Partnership, along with direct and general and administrative expenses estimated to occur during this time. Such estimates do not take into account the possibility that a portion of the Partnership's properties will have to be sold each year in order to generate sufficient cash proceeds to pay general, administrative and operating expenses, which would reduce the revenues of the Partnership. Moreover, the following estimated future net revenues do not take into account amounts that would be needed for future maintenance or remedial work on the Partnership's properties. Without the ability to get more capital from the Partners, future net revenues may not be sufficient for maintenance and remedial work needed to continue production, thereby causing actual revenues to be lower than those estimated in the following table.

                    ESTIMATED SHARE OF LIMITED PARTNERS'
                NET DISTRIBUTIONS FROM CONTINUED OPERATIONS


                                                PROJECTED
                                                CASH FLOWS
                                                ----------
Future Net Revenues from Production (after
lease operating costs)(1)                        $170,300

Partnership Direct and Administrative
Expenses(2)                                      $ 24,300

Payment of Partnership Net Accounts Payables(3)  $ 52,000

Net Distributions to Limited Partners (payable
over 15 years)(4)                                $ 94,000

NET DISTRIBUTIONS PER $1,000 UNIT(5)             $  24.90

PRESENT VALUE OF NET DISTRIBUTIONS PER $1,000
UNIT(6)                                          $  16.47

-----------
(1) Limited Partners' future net revenues are based on the reserve estimates at December 31, 1994, reduced for 1995 production, assuming December 31, 1994 flat pricing. To a limited extent, future net revenues may be influenced by a material rise in the selling prices of oil or gas. For further discussion of this, see "--Reasons for the Proposal--Small Amount of Remaining Assets in Relation to Expenses" and "--Potential of the Properties." The actual prices that will be received and the associated costs may be more or less than those projected. See "The Partnership-- Partnership Financial Condition and Performance."
(2) Includes Limited Partners' share of general and administrative expenses, and audit, tax, and reserve engineering fees.
(3) Includes Limited Partners' share of a gas balancing obligation of approximately $4,000 at September 30, 1995. See also "The Partnership--Transactions Between the Managing General Partner and the Partnership."
(4) Based upon the Partnership's reserves having a projected 15-year life, assuming flat pricing. To a limited extent, net distributions may be influenced by a material rise in the selling prices of oil or gas. For further discussion of this, see "--Reasons for the Proposal--Small Amount of Remaining Assets in Relation to Expenses" and "--Potential of the Properties." The actual prices that will be received and the associated costs may be more or less than those projected.
(5) Does not reflect effect of intermittent sales of property interests to pay administrative costs once the properties no longer generate sufficient revenues to cover such costs.
(6) Discounted at 10% per annum.

    Among factors which can affect the ultimate sales price received for Partnership properties are the following:

   (1) The above cases presume that 100% of the Partnership's properties will be sold. It is possible that certain properties will be viewed by potential buyers to be of insufficient size to justify their purchase.
   (2) In certain instances, the Partnership, together with other partnerships which will be offering their interest in the properties, will own a large enough interest in the properties to allow the purchaser to designate a new operator of the properties, which normally increases the amount that a purchaser is willing to pay.

   (3) Changes in the market for gas or oil may affect the pricing assumptions used by purchasers in evaluating property value and possible purchase prices.

   (4) Different evaluations of the amount of money required to be spent to enhance or maintain production may have a significant effect upon the ultimate purchase price.

   (5) In certain instances, the Managing General Partner may set minimum bidding prices for those properties offered at auction, which may not be met.

   (6) The Managing General Partner may choose to package certain less attractive properties together with other properties in order to enhance the likelihood of their sale. Such packaging could result in a significant discount by prospective purchasers of the value of the Partnership's more productive properties contained in such packages.

      The Partnership Agreement authorizes the Managing General Partner to sell the Partnership properties at a price that the Managing General Partner deems reasonable. The proceeds of all sales, to the extent available for distribution, are to be distributed to the Limited Partners and the General Partners in accordance with Article XVI.D of the Partnership Agreement as follows. After use of available proceeds from property sales to third-party creditors and reserves for contingent or unforeseen liabilities of the Partnership, the proceeds are to be used to repay any debts to partners of the Partnership, without regard to whether such partners are General Partners or Limited Partners. The Partnership Agreement provides that if the proceeds are insufficient to pay all such obligations in full, then the proceeds are to be used to repay each Partner pro rata in the proportion that the Partnership's debt to such Partner bears to the obligations due to all Partners. In the event that there is still cash available for distribution, it is to be used to repay the capital accounts of the Partners whose capital accounts have not yet been repaid. The amounts finally distributed will depend on the actual sales prices received for the Partnership assets, results of operations until such sales, the amount of all expenses and liabilities outstanding at the time of the liquidating distribution, and other contingencies and circumstances.

COMPARISON OF SALE VERSUS CONTINUING OPERATIONS

      Based on the above tables, it is estimated that a limited partner could expect to receive from $20.29 to $36.92 per $1,000 Unit upon immediate sale of the Partnership properties. In comparison, it is estimated that a limited partner could expect to receive approximately $16.47 per $1,000 Unit, discounted to present value ($24.90 per $1,000 Unit in actual dollars on an undiscounted basis) over the life of the properties, approximately 15 years, if the Partnership continued operations.

      Such estimates are based on December 31, 1994 reserve estimates assuming flat pricing throughout the remaining life of the properties. The actual prices that will be received and the associated costs may be more or less than those projected. See "--Estimate of Liquidating Distribution Amount."

REASONS FOR THE PROPOSAL

      The Managing General Partner believes that it is in the best interest of the Partnership and the Limited Partners for the Partnership to sell its properties at this time, dissolve the Partnership and make a final liquidating cash distribution to its partners for the reasons discussed below.

      SMALL AMOUNT OF REMAINING ASSETS IN RELATION TO EXPENSES. As of December 31, 1994, approximately 86% of the Partnership's ultimate recoverable reserves had been produced. The Partnership's oil and gas revenues are expected to decline as remaining reserves are being depleted, as a consequence of which distributions to partners have ceased altogether subsequent to January 1995. Declines in well production are based principally upon the maturity of the wells, not on market factors. Each well is charged a fixed amount of overhead costs, as operating and other costs are incurred regardless of the level of production. Likewise, general and administrative expenses such as compliance with the securities laws, producing reports to partners and filing partnership tax returns do not decline as revenues decline. It is expected that in future periods operating costs and general and administrative expenses, which are relatively fixed amounts, may exceed revenues. As production declines and certain costs remain fixed, the relative profitability of the properties will decrease. Consequently, the Managing General Partner expects that the Partnership will have to start selling 10% to 15% of its properties each year to pay the expenses of operations and administration as early as 1996 or 1997. By accelerating the liquidation of the Partnership, those future administrative costs can be avoided.

      OPTIMIZE VALUE.   The Managing General Partner believes that the key
factor affecting the Partnership's long-term performance has been the decrease in oil and gas prices that occurred subsequent to the purchase of the Partnership's properties. Based on 1994 year-end reserve calculations, the Partnership had only about 14% of its ultimate recoverable reserves remaining for future production. Because of this small amount of remaining reserves, even if oil and gas prices were to increase in the future, such increases would be unlikely to have a net positive impact on the total return on investment to the partners in view of the fixed expenses of the Partnership as described above.

      POTENTIAL OF THE PROPERTIES. Recovery in amounts great enough to significantly impact the results of the Partnership's operations and the ultimate cash distributions can only occur with the investment of new capital. As provided in the Partnership Agreement, the Partnership expended all of the partners' net commitments for the acquisition of properties many years ago, and it no longer has capital to invest in improvement of the properties through secondary or tertiary recovery. No additional development activities are contemplated by the Partnership.

      NINE YEAR INVESTMENT. The Limited Partners have held their investment in the Partnership for over nine years. Because of the limited reserve life of oil and gas properties generally, the Managing General Partner believes that this is a reasonable amount of time to hold an investment in oil and gas properties. As a result of the depletion of the Partnership's oil and gas reserves, the Managing General Partner believes the Partnership's asset base and future net revenues no longer justify the continuation of operations.
See "--Reasons for the Proposal--Optimize Value."

      ORDERLY SALE OF PROPERTIES THROUGH APPROVAL OF THE PROPOSAL. The oil and gas market is volatile, making the sale of the properties at optimal prices very time sensitive. Therefore, the Managing General Partner believes that the Partnership should liquidate and have the flexibility to sell its properties when such sales appear to be most advantageous to the Partnership.
 The requirement to obtain the approval of the holders of a majority of the Units prior to each sales transaction would likely delay a potential sale or require concessions which could negatively impact the sales price. The approval of the Proposal as it is set forth will provide the Managing General Partner the flexibility to sell the remaining properties in an orderly fashion on an individual basis or as a package to maximize any potential return to the Limited Partners. The approval of the Proposal would also allow the Managing General Partner to begin the winding up and dissolution of the Partnership without the expense of several proxy solicitations to obtain separate Limited Partner approvals of each sale and the winding up and dissolution of the Partnership following the final sale of Partnership property. The approval of the Proposal will act as the approval of all future asset sales without the approval by the Limited Partners of the specific terms of such future sales.

      LIMITED PARTNERS' TAX REPORTING. Even though future distributions to Partners are expected to cease, each Limited Partner will continue to have a partnership income tax reporting obligation with respect to his Units as long as the Partnership continues to exist. There is no trading market for the Units, so Limited Partners generally are unable to dispose of their interests. See "The Partnership - No Trading Market." Following the approval of the Proposal and the dissolution and sale of the properties, the Limited Partners will recognize gain or loss or a combination of both under the federal income tax laws. Thereafter, Limited Partners will have no further tax reporting obligations with respect to the Partnership. See "Federal Income Tax Consequences."

IMPACT ON THE MANAGING GENERAL PARTNER

      The Managing General Partner will be economically impacted in two ways. First, to the extent of its ownership of Units, liquidation will have the same effect on it as on the Limited Partners. The Managing General Partner believes, on that basis, that it will realize a greater net present value from the sale of its Units than from distributions from continued operations.
 See "--Estimate of Liquidating Distribution Amount," and "--Estimated Share of Limited Partners' Net Distributions from Continued Operations." However, the dissolution and liquidation of the Partnership, together with liquidation of other partnerships from which the Managing General Partner receives operating fees, negatively impact the revenues of the Managing General Partner. This is because once the Managing General Partner, directly and indirectly through the partnerships that it manages, no longer holds the majority interest in various wells, different operators are likely to be selected and it will therefore lose revenues that it currently realizes from its role as operator. The Managing General Partner is making its recommendations as set forth below, on the basis of its fiduciary duty to the Limited Partners, rather than on the basis of the direct economic impact on the Managing General Partner.

RECOMMENDATION OF THE MANAGING GENERAL PARTNER

      For the foregoing reasons, the Managing General Partner believes that it is in the best interests of the Limited Partners to dissolve and liquidate the Partnership in an effort to maximize the value of the Partnership's remaining assets and the amounts distributable to Limited Partners. The Managing General Partner believes that through the liquidation of the Partnership's remaining assets in the near term, Limited Partners will receive a greater liquidating cash distribution than if the Partnership were to continue to operate as a going concern, due to the anticipated continuation of declines in revenues and the continuing relatively fixed general and administrative and operating expenses that will be incurred by the Partnership.

      THE MANAGING GENERAL PARTNER RECOMMENDS THAT THE LIMITED PARTNERS VOTE FOR THE PROPOSAL.

                       FEDERAL INCOME TAX CONSEQUENCES

GENERAL

      The following summarizes certain federal income tax consequences to the Limited Partners arising from the Partnership's proposed sale of its oil and gas properties and liquidation pursuant to the Proposal. Statements of legal conclusions regarding tax consequences are based upon relevant provisions of the Internal Revenue Code of 1986, as amended (the "Code"), and accompanying Treasury Regulations, as in effect on the date hereof, upon reported judicial decisions and published positions of the Internal Revenue Service (the "Service"), and upon further assumptions that the Partnership constitutes a partnership for federal tax purposes and that the Partnership will be liquidated as described herein. The laws, regulations, administrative rulings and judicial decisions which form the basis for conclusions with respect to the tax consequences described herein are complex and are subject to prospective or retroactive change at any time and any change may adversely affect Limited Partners.

      This summary does not describe all the tax aspects which may affect Limited Partners because the tax consequences may vary depending upon the individual circumstances of a Limited Partner. It is generally directed to individual Limited Partners who are the original purchasers of the Units and hold interests in the Partnership as "capital assets" (generally, property held for investment). Each Limited Partner that is a corporation, trust, estate, tax exempt entity, or other partnership is strongly encouraged to consult its own tax advisor as to the rules which are specifically applicable to it. Except as otherwise specifically set forth herein, this summary does not address foreign, state or local tax consequences, and is inapplicable to nonresident aliens, foreign corporations, debtors under the jurisdiction of a court in a case under federal bankruptcy laws or in a receivership, foreclosure or similar proceeding, or an investment company, financial institution or insurance company.

TAXABLE GAIN OR LOSS UPON SALE OF PROPERTIES

      Limited Partners will realize and recognize gain or loss, or a combination of both, upon the Partnership's sale of its properties prior to liquidation. The amount of gain realized with respect to each oil and gas property, or related asset, will be an amount equal to the excess of the amount realized by the Partnership and allocated to the Limited Partner (i.e., cash or consideration received) over the Limited Partner's adjusted tax basis for such property. Conversely, the amount of loss realized with respect to each property or related asset will be an amount equal to the excess of the Limited Partner's tax basis over the amount realized by the Partnership for such property and allocated to the Limited Partner. It is projected that taxable gain will be realized upon the sale of Partnership properties and that such gain will be allocated among the Limited Partners in accordance with the Partnership Agreement. The Partnership Agreement includes an allocation provision that requires allocations pursuant to a liquidation be made among Partners in a fashion that equalizes capital accounts of the Partners so that the amount in each Partner's capital account will reflect such Partner's sharing ratio of income and loss. The extent to which capital accounts can be equalized, however, is limited by the amount of gain and loss available to be allocated.

      Because the oil and gas properties, and related assets, owned by the Partnership are properties used in a trade or business, the character of gains and losses realized by the Partners generally will be governed by
Section 1231 of the Code. Deductions for intangible drilling and development costs, depletion and depreciation expenses with respect to these properties, however, may be subject to recapture as ordinary income, in an amount which does not exceed gain recognized. With respect to intangible drilling and development costs incurred with respect to properties placed in service prior to 1987, the amount subject to recapture will be the LESSER OF: (a) the gain realized upon the sale of the property, OR (b) the previously deducted intangible drilling and development costs allocable to the property, REDUCED BY the amount by which depletion deductions would have been increased if the intangible drilling development costs were capitalized as part of the tax basis of such property. With respect to properties placed in service after 1986, Code Section 1254 recaptures all intangible drilling and development costs and depletion (to the extent of basis) as ordinary income. The Partnership did not incur material amounts of intangible drilling and development costs, and accordingly the recapture of same is not expected to be material.

      Realized gains and losses generally must be recognized and reported in the year the sale occurs. Accordingly, each Limited Partner will realize and recognize his allocable share of gains and losses in his tax year within which the Partnership properties are sold. Each Limited Partner's recognized allocable share of the net Partnership 1231 gains or losses must be netted with that Limited Partner's individual section 1231 gains and losses recognized during the year in order to determine the character of such net gains or net losses under section 1231. Net gains will be treated as capital gains except to the extent recharacterized as ordinary income due to recapture and net losses will be treated as ordinary losses.

LIQUIDATION OF THE PARTNERSHIP

      After sale of its properties, the Partnership's assets will consist solely of cash which it will distribute to its partners in complete liquidation. The Partnership will not realize gain or loss upon such distribution of cash to its partners in liquidation. If the amount of cash distributed to a Limited Partner in liquidation is less than such Limited Partner's adjusted tax basis in his Partnership interest, the Limited Partner will realize and recognize a capital loss to the extent of the excess. If the amount of cash distributed is greater than such Limited Partner's adjusted tax basis in his Partnership interest, the Limited Partner will recognize a capital gain to the extent of the excess. Because each Limited Partner paid a portion of syndication and formation costs upon entering the Partnership, neither of which costs were deductible expenses, it is anticipated that liquidating distributions to Limited Partners will be less than such Limited Partners' bases in their Partnership interests and thusly will generate capital losses.

CAPITAL GAIN TAX

      Net long-term capital gains of individuals, trusts and estates will be taxed at a maximum rate of 28%, while ordinarily income, including income from the recapture of intangible drilling and development costs, depreciation and depletion, will be taxed at a maximum rate depending on that Limited Partner's taxable income of 36% or 39.6%. With respect to net capital losses, other than Section 1231 net losses, the amount of net long-term capital loss that can be utilized to offset ordinary income will be limited to the sum of net capital gains from other sources recognized by the Limited Partner during the tax year, plus $3,000 ($1,500, in the case of a married individual filing a separate return). The excess amount of such net long-term capital loss may be carried forward and utilized in subsequent years subject to the same limitations.

PASSIVE LOSS LIMITATIONS

      Limited Partners that are individuals, trusts, estates, or personal service corporations are subject to the passive activity loss limitations rules that were enacted as part of the Tax Reform Act of 1986.

      A Limited Partner's allocable share of Partnership income, gain, loss, and deduction is treated as derived from a passive activity, except to the extent of Partnership portfolio income, which includes interest, dividends, royalty income and gains from the sale of property held for investment purposes. A Limited Partner's allocable share of any gain realized on sale of Partnership properties (other than gain from the sale of portfolio investments) will be characterized as passive activity income that may be offset by passive activity losses from other passive activity investments. Moreover, because the sale of properties and liquidation of the Partnership will terminate the Limited Partner's interest in the passive activity, a Limited Partner's allocable share of any loss (i) previously realized as a Limited Partner in the Partnership and suspended because of its passive characterization, (ii) realized on the liquidating sale of Partnership properties, or (iii) realized by the Limited Partner upon liquidation of his Partnership interest, will not be characterized as losses from a passive activity.

      THE FOREGOING DISCUSSION IS FOR GENERAL INFORMATION ONLY AND IS INTENDED TO BE A SUMMARY OF CERTAIN INCOME TAX CONSIDERATIONS OF THE SALE OF PROPERTIES AND LIQUIDATION. IT IS NOT INTENDED AS AN ALTERNATIVE FOR INDIVIDUAL TAX PLANNING. EACH LIMITED PARTNER SHOULD CONSULT HIS OWN TAX ADVISOR CONCERNING THE FEDERAL, STATE, LOCAL, FOREIGN AND OTHER TAX CONSEQUENCES TO HIM OF THE SALE OF PROPERTIES AND THE LIQUIDATION OF THE PARTNERSHIP.

                               THE PARTNERSHIP

GENERAL

      The Partnership is a Texas limited partnership formed May 13, 1986.
The Partnership is engaged in operating and producing oil and gas properties within the continental United States. In its first ten months the Partnership had expended approximately 80% of its original capital contributions of approximately $3.8 million for the purchase of oil and gas producing properties. During recent years over 80% of the Partnership's production has consisted of natural gas. The Partnership has, from time to time, performed workovers and recompletions of wells, in certain instances borrowing funds from third parties or the Managing General Partner to perform these operations, most of which amounts have been subsequently repaid from production.

      For more information regarding the business and properties of the Partnership, see the Annual Report of the Partnership on Form 10-K for the year ended December 31, 1994, included herewith.

THE MANAGING GENERAL PARTNER

      Subject to certain limitations set forth in the Partnership Agreement, the Managing General Partner has full, exclusive and complete discretion in the management and control of the business of the Partnership. The Managing General Partner has general liability for the debts and obligations of the Partnership.

      The Managing General Partner is engaged in the business of oil and gas exploration, development and production, and the Managing General Partner serves as the general partner of a number of other oil and gas income and pension partnerships. The Managing General Partner's common stock is traded on the New York and Pacific Stock Exchanges.

      The principal executive offices of the Managing General Partner are located at 16825 Northchase Drive, Suite 400, Houston, Texas 77060, telephone number (713) 874-2700.

PARTNERSHIP FINANCIAL PERFORMANCE AND CONDITION

      The Limited Partners have made contributions of $3,775,536, in the aggregate to the Partnership. The Managing General Partner has made capital contributions with respect to its general partnership interest of $30,039. Additionally, pursuant to the presentment right set forth in Article XVIII of the Partnership Agreement, it purchased 681.70 Units from Limited Partners principally during the 1992 to 1994 period.

      From inception through October 1995 the Partnership has made cash distributions to its Limited Partners totalling $1,313,298. Through October 1995 the Managing General Partner has received cash distributions from the Partnership of $167,408 with respect to its general partnership interest, and $7,995 related to its limited partnership interests, totalling $175,403. On a per Unit basis, Limited Partners had received, as of October 1995, $348 per $1,000 Unit, or approximately 34.8% of their initial capital contributions.

      The Partnership acquired its properties at a time when oil and gas prices and industry projections of future prices were much higher than current prices. When the Managing General Partner projects future oil and gas prices to evaluate the economic viability of an acquisition, it compares its forecasts with those made by banks, oil and gas industry sources, the U.S. government, and other companies acquiring producing properties. In general, between 1985 and 1988, all of these sources forecasted increases in product prices that were greater than or equal to the then current rate of inflation, which price increases did not occur. Acquisition decisions for the Partnership were based upon a range of increasing prices that were within the mainstream of the forecasts made by these outside parties. At the time that the Partnership's producing properties were acquired, prices averaged about $27.76 per barrel of oil and $2.32 per Mcf of natural gas. Oil and gas prices were expected to escalate to approximately $30.46 per barrel and $2.73 per Mcf during the first 6 years of the Partnership's operations. The bulk of the Partnership's reserves were produced from 1986 to 1991 during which time the Partnership's oil prices in fact averaged $18.08 per barrel and natural gas prices averaged approximately $1.63 per Mcf.

      Lower prices also had an effect on the Partnership's proved reserves. These estimates of proved reserves represent quantities of oil and gas which, upon analysis of engineering and geologic data, appear with reasonable certainty to be recoverable in the future from known oil and gas reservoirs under existing economic and operating conditions. When economic or operating conditions change, the Partnership's proved reserves can be revised either up or down. If prices had risen as predicted, the volumes of oil and gas reserves might have been higher than the year-end levels actually reported because higher prices typically extend the life of reserves as production rates from mature wells remain economical for a longer period of time. Production enhancement projects that are not economically feasible at low prices can also be implemented as prices rise. At present, because of the small remaining amount of reserves, a price increase would not have a significant impact on the Partnership's performance.

      As contemplated in the Partnership Agreement, the Partnership has expended all of the partners' net commitments available for property acquisitions to acquire producing oil and gas properties and to develop those properties. The Partnership has borrowed funds in the past to drill and recomplete wells. All loans have been repaid from sales of production, except $79,400 still outstanding as of September 30, 1995. See "--Transactions Between the Managing General Partner and the Partnership." Additionally, the Partnership is obligated for gas imbalances valued at approximately $4,400 as of September 30, 1995. The Partnership has not made any cash distributions to the parties since January 1995. The Partnership Agreement does not allow for additional assessments against the partners to fund capital requirements. Because of the Partnership's existing obligations, no funds are available at the current time from Partnership revenues or other sources to enable the Partnership to make additional capital expenditures and no new capital expenditures are planned. The Managing General Partner anticipates that if sales of the Partnership's properties occur, there will be sufficient cash generated by the sales of the Partnership's properties to repay existing obligations and potentially make a final liquidating distribution.

NO TRADING MARKET

      There is no trading market for the Units, and none is expected to develop. Under the Partnership Agreement, the Limited Partners have the right to present their Units to the Managing General Partner for repurchase at a price determined in accordance with the formula established by Article XVIII of the Partnership Agreement. Originally 689 Limited Partners invested in the Partnership. Through December 31, 1995, the Managing General Partner has purchased 681.70 Units from Limited Partners pursuant to the right of presentment. As of December 31, 1995, there were 594 Limited Partners (excluding the Managing General Partner). The Managing General Partner does not have an obligation to repurchase Limited Partner interests pursuant to this right of presentment but merely an option to do so when such interests are presented for repurchase.

TRANSACTIONS BETWEEN THE MANAGING GENERAL PARTNER AND THE PARTNERSHIP

      Under the Partnership Agreement the Managing General Partner is entitled to receive certain compensation for its services and reimbursement for expenditures made on behalf of the Partnership. The following summarizes ongoing transactions between the Managing General Partner and the Partnership:

      - The Managing General Partner receives per-well monthly operating fees for producing wells as to which it or its affiliates serve as operator in accordance with the joint operating agreements for each of the wells. The fees that are set in the joint operating agreements are negotiated with the other working interest owners.

      - The Managing General Partner is entitled to be reimbursed for general and administrative costs incurred on behalf of and allocable to the Partnership, including employee salaries and office overhead.
         Amounts are calculated on the basis of Limited Partner capital contributions to the Partnership relative to limited partner contributions of all partnerships for which the Managing General
         Partner serves as managing general partner.   However, in 1992, the
         Managing General Partner, in its discretion, determined that the Partnership would not accrue the general and administrative overhead allowance to which the Managing General Partner would otherwise be entitled under the Partnership Agreement, thus foregoing receipt of any amounts attributable to that allowance since that time. The Managing General Partner intends, however, to stop absorbing such costs on behalf of the Partnership if the Proposal is not approved by Limited Partners and the Partnership is not liquidated as a result.

      - The Managing General Partner advanced money to the Partnership from time to time for well workovers and recompletions at interest rates equal to its cost of borrowed funds. At September 30, 1995, approximately $79,400 remained payable to the Managing General Partner.

PRINCIPAL HOLDERS OF LIMITED PARTNER UNITS

      The Managing General Partner holds 18.05% of the Units of the Partnership. To the knowledge of the Managing General Partner, there is no other holder of Units that holds more than 5% of the Units.

                                  BUSINESS

       In addition to the following information about the business of the Partnership, see the attached Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated herein by reference.

RESERVES

       For information about the Partnership's reserves, see the attached report summarizing the Partnership's estimated oil and gas reserves and future net revenue expected from the production of those reserves as of December 31, 1994, which report was audited by H. J. Gruy & Associates, Inc., independent petroleum consultants. It should be noted that the reserve estimates in the Annual Report on Form 10-K reflect the entire Partnership reserves and that the reserve report in the attached letter from H. J. Gruy & Associates, Inc. reflects only the Limited Partners' share of the Partnership's estimated oil and gas reserves. This report has not been updated to include the effect of production since year-end 1994, nor has the annual review of estimated quantities done each year-end taken place for 1995.

       There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates and timing of production and plan of development. Oil and gas reserve engineering must be recognized as a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and estimates of other engineers might differ from those in the attached report. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate, and, as a general rule, reserve estimates based upon volumetric analysis are inherently less reliable than those based on lengthy production history. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered.

       In estimating the oil and natural gas reserves, the Managing General Partner, in accordance with criteria prescribed by the SEC, has used prices received as of December 31, 1994, without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Managing General Partner does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves set forth in the attached report has occurred between December 31, 1994, and the date of this Proxy Statement.

       Future prices received for the sale of the Partnership's products may be higher or lower than the prices used in the Partnership's estimates of oil and gas reserves; the operating costs relating to such production may also increase or decrease from existing levels. The estimates presented in the attached report are in accordance with rules adopted by the SEC.

APPROVALS

      No federal or state regulatory requirements must be satisfied or approvals obtained in connection with this transaction.

LEGAL PROCEEDINGS

      The Managing General Partner is not aware of any material pending legal proceedings to which the Partnership is a party or of which any of its property is the subject.

     INCORPORATION OF CERTAIN INFORMATION BY REFERENCE AND ATTACHMENT OF
                          SUCH INFORMATION HERETO

      The Partnership's Annual Report for the year ended December 31, 1994, and its Quarterly Report for the period ended September 30, 1995, are attached hereto and incorporated herein by reference.

                               OTHER BUSINESS

      The Managing General Partner does not intend to bring any other business before the Meeting and has not been informed that any other matters are to be presented at the Meeting by any other person.

                                       SWIFT ENERGY COMPANY
                                       as Managing General Partner of
                                       Swift Energy Income Partners 1986-A, Ltd.


                                       ------------------------------------
                                       John R. Alden
                                       Secretary

                                    PROXY

                 SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.

          THIS PROXY IS SOLICITED BY THE BOARD OF DIRECTORS FOR A
     SPECIAL MEETING OF LIMITED PARTNERS TO BE HELD ON MARCH 20, 1996

      The undersigned hereby constitutes and appoints A. Earl Swift, Bruce H. Vincent or John R. Alden, or any of them, with full power of substitution and revocation to each, the true and lawful attorneys and proxies of the undersigned at a Special Meeting of the Limited Partners (the "Meeting") of SWIFT ENERGY INCOME PARTNERS 1986-A, LTD. (the "Partnership") to be held on March 20, 1996 at 4:00 p.m. central time, at 16825 Northchase Drive, Houston, Texas, and any adjournments thereof, and to vote as designated, on the matter specified below, the Partnership Units standing in the name of the undersigned on the books of the Partnership (or which the undersigned may be entitled to vote) on the record date for the Meeting with all powers the undersigned would possess if personally present at the Meeting:

The adoption of a proposal                FOR     AGAINST     ABSTAIN
("Proposal") for (a) sales of             / /       / /         / /
substantially all of the
assets of the Partnership and
(b) the dissolution, winding
up and termination of the
Partnership.  The
undersigned hereby directs
said proxies to vote:

      THIS PROXY WILL BE VOTED IN ACCORDANCE WITH THE SPECIFICATIONS MADE HEREON. IF NO CONTRARY SPECIFICATION IS MADE, IT WILL BE VOTED FOR THE PROPOSAL.

      Receipt of the Partnership's Notice of Special Meeting of Limited Partners and Proxy Statement dated February 14, 1996 is acknowledged.

        PLEASE SIGN AND RETURN THE PROXY IN THE ENCLOSED, POSTAGE-PAID,
                   PRE-ADDRESSED ENVELOPE BY MARCH 20, 1996.

SIGNATURE                                     DATE
          ------------------------------           -------------

SIGNATURE                                     DATE
          ------------------------------           -------------

SIGNATURE                                     DATE
          ------------------------------           -------------

   IF LIMITED PARTNERSHIP UNITS ARE HELD JOINTLY, ALL JOINT TENANTS MUST SIGN.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K

       [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED  DECEMBER 31, 1994

                                      OR

       [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM          TO

                      COMMISSION FILE NUMBER  33-1875-01

                 SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.
                  (Exact name of registrant as specified
                 in its Certificate of Limited Partnership)

        TEXAS                                   76-0185864
(State of Organization)            (I.R.S. Employer Identification No.)

                       16825 Northchase Dr., Suite 400
                            Houston, Texas  77060
                               (713) 874-2700
         (Address and telephone number of principal executive offices)

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required), and (2) has been subject to such filing
requirements for the past 90 days.         Yes   X    No
                                               ----      ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Registrant does not have an aggregate market value for its Limited Partnership Interests.

                     Documents Incorporated by Reference

DOCUMENT                                      INCORPORATED AS TO
 Registration Statement No. 33-1875           Items 1 and 13
 on Form S-1

                              TABLE OF CONTENTS

                           FORM 10-K ANNUAL REPORT
                   FOR THE PERIOD ENDED DECEMBER 31, 1994

                 SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.

ITEM NO.                       PART I                   PAGE
--------                       ------                   ----
   1   Business                                         I-1
   2   Properties                                       I-4
   3   Legal Proceedings                                I-6
   4   Submission of Matters to a Vote of
        Security Holders                                I-6

                              PART II
                              -------
   5   Market Price of and Distributions on the
        Registrant's Units and Related Limited
        Partner Matters                                II-1
   6   Selected Financial Data                         II-2
   7   Management's Discussion and Analysis of
        Financial Condition and Results of Operations  II-2
   8   Financial Statements and Supplementary Data     II-3
   9   Disagreements on Accounting and Financial
        Disclosure                                     II-3

                              PART III
                              --------
  10   Directors and Executive Officers of the
        Registrant                                    III-1
  11   Executive Compensation                         III-2
  12   Security Ownership of Certain Beneficial
        Owners and Management                         III-2
  13   Certain Relationships and Related Transactions III-2

                              PART IV
                              -------
  14   Exhibits, Financial Statement Schedules
        and Reports on Form 8-K                        IV-1

                              OTHER
                              -----
       Signatures

                 SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.

                                    PART I

ITEM 1.  BUSINESS

GENERAL DESCRIPTION OF PARTNERSHIP

      Swift Energy Income Partners 1986-A, Ltd., a Texas limited partnership (the "Partnership" or the "Registrant"), is a partnership formed under a public serial limited partnership offering denominated Swift Energy Income Partners II (Registration Statement No. 33-1875 on Form S-1, originally declared effective January 14, 1986, and amended effective October 8, 1986 [the "Registration Statement"]). The Partnership was formed effective May 13, 1986 under a Limited Partnership Agreement dated May 6, 1986. The initial 689 limited partners made capital contributions of $3,775,536.

      The Partnership is principally engaged in the business of acquiring, developing and, when appropriate, disposing of working interests in proven oil and gas properties within the continental United States. The Partnership does not engage in exploratory drilling. Each working interest held by the Partnership entitles the Partnership to receive, in kind or in value, a share of the production of oil and gas from the producing property, and obligates the Partnership to participate in the operation of the property and to bear its proportionate share of all operating costs associated therewith. The Partnership typically holds less than the entire working interest in its producing properties.

      At December 31, 1994, the Partnership had expended or committed to expend 100% of the limited partners' net commitments (i.e., limited partners' commitments available to the Partnership for property acquisitions after payment of organization fees and expenses) in the acquisition and development of producing properties, which properties are described under Item 2, "Properties," below. The Partnership's revenues and profits are derived almost entirely from the sale of oil and gas produced from its properties and from the sale of acquired oil and gas properties, when the sale of such properties is economically preferable to continued operation.

      The Partnership's business and affairs are conducted by its Managing General Partner, Swift Energy Company, a Texas corporation ("Swift"). The Partnership's Special General Partner, VJM Corporation, a California corporation ("VJM"), consults with and advises Swift as to certain financial matters. Swift is the designated operator of many of the properties in which the Partnership owns interests. The remaining properties are operated by industry operators designated by the owners of a majority of the working interest in each property.

      The general manner in which the Partnership acquires producing properties and otherwise conducts its business is described in detail in the Registration Statement under "Proposed Activities," which is incorporated herein by reference.

COMPETITION, MARKETS AND REGULATIONS

      COMPETITION

      The oil and gas industry is highly competitive in all its phases. The Partnership encounters strong competition from many other oil and gas producers, many of which possess substantial financial resources, in acquiring economically desirable Producing Properties.

      MARKETS

      The amounts of and price obtainable for oil and gas production from Partnership Properties will be affected by market factors beyond the control of the Partnership. Such factors include the extent of domestic production, the level of imports of foreign oil and gas, the general level of market demand on a regional, national and worldwide basis, domestic and foreign economic conditions that determine levels of industrial production, political events in foreign oil-producing regions, and variations in governmental regulations and tax laws and the imposition of new governmental requirements upon the oil and gas industry. There can be no assurance that oil and gas prices will not decrease in the future, thereby decreasing net Revenues from Partnership Properties.

                 SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.

      From time to time, there may exist a surplus of natural gas or oil supplies, the effect of which may be to reduce the amount of hydrocarbons that the Partnerships may produce and sell while such oversupply exists. In recent years, initial steps have been taken to provide additional gas transportation lines from Canada to the United States. If additional Canadian gas is brought to the United States market, it could create downward pressure on United States gas prices.

      REGULATIONS

      ENVIRONMENTAL REGULATION

      The federal government and various state and local governments have adopted laws and regulations regarding the control of contamination of the environment. These laws and regulations may require the acquisition of a permit by Operators before drilling commences, prohibit drilling activities on certain lands lying within wilderness areas or where pollution arises and impose substantial liabilities for pollution resulting from operations, particularly operations near or in onshore and offshore waters or on submerged lands. These laws and regulations may also increase the costs of routine drilling and operation of wells. Because these laws and regulations change frequently, the costs to the Partnership of compliance with existing and future environmental regulations cannot be predicted.

      FEDERAL REGULATION OF NATURAL GAS

      The transportation and sale of natural gas in interstate commerce is heavily regulated by agencies of the federal government. The following discussion is intended only as a summary of the principal statutes, regulations and orders that may affect the production and sale of natural gas from Partnership Properties. This summary should not be relied upon as a complete review of applicable natural gas regulatory provisions.

      PRICE CONTROLS -   Prior to January 1, 1993, the sale of natural gas
production was subject to regulation under the Natural Gas Act and the Natural Gas Policy Act of 1978 ("NGPA"). Under the Natural Gas Wellhead Decontrol Act of 1989, however, all price regulation under the NGPA and Natural Gas Act rate, certificate and abandonment requirements were phased out effective as of January 1, 1993.

      FERC ORDER NO. 636 -   In April 1992, the Federal Energy Regulatory
Commission ("FERC") issued Order No. 636 pertaining to pipeline restructuring. This rule requires interstate pipelines to unbundle transportation and sales services by separately stating the price of each service and by providing customers only the particular service desired, without regard to the source for purchase of the gas. The rule also requires pipelines to (i) provide nondiscriminatory "no-notice" service allowing firm commitment shippers to receive delivery of gas on demand up to certain limits without penalties, (ii) establish a basis for release and reallocation of firm capacity, and (iii) provide non-discriminatory access to upstream pipeline capacity by firm transportation shippers on a downstream pipeline. The rule requires interstate pipelines to use a straight fixed variable rate design. The rule imposes these same requirements upon storage facilities. These new rules should benefit the Managing General Partner and the Partnership in transporting natural gas.

      FERC ORDER NO. 500 -   Order No. 500 adopted by FERC affects the
transportation and marketability of natural gas. Traditionally, natural gas has been sold by producers to pipeline companies, which then resold the gas to end-users. FERC Order No. 500 alters this market structure by requiring interstate pipelines that transport gas for others to provide transportation service to producers, distributors and all other shippers of natural gas on a nondiscriminatory, "first-come, first-served" basis (open access transportation"), so that producers and other shippers can sell natural gas directly to end-users. FERC Order No. 500 contains additional provisions intended to promote greater competition in natural gas markets.

      It is not anticipated that the marketability of and price obtainable for natural gas production from Partnership Properties will be significantly affected by FERC Order No. 500. Gas produced from Partnership Properties normally will be sold to intermediaries who have entered into transportation arrangements with pipeline companies. These intermediaries will accumulate gas purchased from a number of producers and sell the gas to end-users through open access pipeline transportation.

                 SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.

      STATE REGULATIONS

      Production of any oil and gas from Partnership Properties will be affected to some degree by state regulations. Many states in which the Partnership will operate have statutory provisions regulating the production and sale of oil and gas, including provisions regarding deliverability. Such statutes, and the regulations promulgated in connection therewith, are generally intended to prevent waste of oil and gas and to protect correlative rights to produce oil and gas between owners of a common reservoir. Certain state regulatory authorities also regulate the amount of oil and gas produced by assigning allowable rates of production to each well or proration unit.

      FEDERAL LEASES

      Some of the Partnership's properties are located on federal oil and gas leases administered by various federal agencies, including the Bureau of Land Management. Various regulations and orders affect the terms of leases, exploration and development plans, methods of operation and related matters.

EMPLOYEES

      The Partnership has no employees. Swift, however, has a staff of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1994, Swift had 209 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

                 SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.

ITEM 2.  PROPERTIES

      As of December 31, 1994, the Partnership has acquired interests in producing oil and gas properties which are generally described below.

PRINCIPAL OIL AND GAS PRODUCING PROPERTIES

      The most valuable fields in the Partnership, based upon year-end engineering estimates of discounted future net revenues using constant pricing and costs, are described below.

      1. The Valentine Field is in La Fourche Parish, Louisiana (JPM and Valentine acquisition). One well produces from the SC-3-A formation, accounting for 75% of the value.

      The remaining value in the Partnership is attributable to numerous properties none of which equals or exceeds 15 percent of the total Partnership value.

TITLE TO PROPERTIES

      Title to substantially all significant producing properties of the Partnership has been examined. The properties are subject to royalty, overriding royalty and other interests customary in the industry. The Managing General Partner does not believe any of these burdens materially detract from the value of the properties or will materially detract from the value of the properties or materially interfere with their use in the operation of the business of the Partnership.

PRODUCTION AND SALES PRICE

      The following table summarizes the sales volumes of the Partnership's net oil and gas production expressed in equivalent barrels of oil. Equivalent barrels are obtained by converting gas to oil on the basis of their relative energy content; one barrel equals 6,000 cubic feet of gas.

                                           NET PRODUCTION
                                   -----------------------------
                                        FOR THE YEARS ENDED
                                            DECEMBER 31,
                                   -----------------------------
                                    1994       1993       1992
                                   ------     ------     ------
Net Volumes (Equivalent Bbls)      20,513     26,907     14,736

Average Sales Price
 per Equivalent Bbl                $13.20     $13.60     $12.51

Average Production Cost
 per Equivalent Bbl
 (includes production taxes)       $ 2.44     $ 4.46     $10.25

                 SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.

NET PROVED OIL AND GAS RESERVES

      Presented below are the estimates of the Partnership's proved reserves as of December 31, 1994, 1993 and 1992. All of the Partnership's proved reserves are located in the United States.

                                                        DECEMBER 31,
                                  -----------------------------------------------------------
                                       1994                 1993                 1992
                                  ----------------    -----------------     -----------------
                                           NATURAL              NATURAL               NATURAL
                                    OIL      GAS       OIL        GAS        OIL        GAS
                                  ------    ------    -----      ------     -----      -----
                                  (BBLS)    (MMCF)    (BBLS)     (MMCF)     (BBLS)     (MMCF)
Proved developed
 reserves at end of year           7,359      201     15,741       406     57,568        648
                                  ------     -----    ------      -----    ------      ------
                                  ------     -----    ------      -----    ------      ------
Proved reserves
  Balance at beginning
   of year                        15,741      406     57,568       648     90,840      1,004

  Extensions, discoveries and
   other additions                    --       --         --        --         --        --

  Revisions of previous estimates (6,155)     (95)   (36,191)     (114)   (30,148)      (286)

  Sales of minerals in place          --       --         --        --        --         --

  Production                      (2,227)    (110)    (5,636)     (128)    (3,124)       (70)
                                  ------     -----    ------      -----    ------      ------
  Balance at end of year           7,359      201     15,741       406     57,568        648
                                  ------     -----    ------      -----    ------      ------
                                  ------     -----    ------      -----    ------      ------

      Revisions of previous quantity estimates are related to upward or downward variations based on current engineering information for production rates, volumetrics and reservoir pressure. Additionally, changes in quantity estimates are the result of the increase or decrease in crude oil and natural gas prices at each year end which have the effect of adding or reducing proved reserves on marginal properties due to economic limitations.

                 SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.

      The following table summarizes by acquisition the Registrant's reserves and gross and net interests in producing oil and gas wells as of December 31, 1994:

                                  RESERVES
                              DECEMBER 31, 1994
                              -----------------
                                       NATURAL     WELLS
                                OIL      GAS    ------------
ACQUISITION        STATE(S)    (BBLS)   (MMCF)  GROSS   NET
-----------        --------    ------   ------  -----  -----
Woolf & Magee      AL, LA, TX   3,645       9     78   1.021
JPM & Valentine    LA           3,465     108      9   0.822
Jones O'Brien      TX             193      48      5   0.444
Kaiser Francis I   AR, OK          56      36      7   0.060
                                -----     ---    ---   -----
                                7,359     201     99   2.347
                                -----     ---    ---   -----
                                -----     ---    ---   -----

      There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production, timing and plan of development. Oil and gas reserve engineering must be recognized as a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and estimates of other engineers might differ from those above, audited by H. J. Gruy and Associates, Inc., an independent petroleum consulting firm. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate, and, as a general rule, reserve estimates based upon volumetric analysis are inherently less reliable than those based on lengthy production history. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered.

      In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1994 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1994 and the date of this report.

      Future prices received for the sale of the Partnership's products may be higher or lower than the prices used in the evaluation described above; the operating costs relating to such production may also increase or decrease from existing levels. The estimates presented above are in accordance with rules adopted by the Securities and Exchange Commission.

ITEM 3. LEGAL PROCEEDINGS

      The Partnership is not aware of any material pending legal proceedings to which it is a party or of which any of its property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of limited partners during the fourth quarter of the fiscal year covered by this report.

                 SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.

                                    PART II

ITEM 5. MARKET PRICE OF AND DISTRIBUTIONS ON THE REGISTRANT'S UNITS AND RELATED LIMITED PARTNER MATTERS

MARKET INFORMATION

      Units in the Partnership were initially sold at a price of $1,000 per Unit. Units are not traded on any exchange and there is no established public trading market for the Units. Swift is aware of negotiated transfers of Units between unrelated parties; however, these transfers have been limited and sporadic. Due to the nature of these transactions, Swift has no verifiable information regarding prices at which Units have been transferred.

HOLDERS

      As of December 31, 1994, there were 689 Limited Partners holding Units in the Partnership.

DISTRIBUTIONS

      The Partnership generally makes distributions to Limited Partners on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ending December 31, 1993 and 1994, the Partnership distributed a total of $43,400 and $47,200, respectively, to holders of its Units. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

      Oil and gas investments involve a high risk of loss, and no assurance can be given that any particular level of distributions to holders of Units can be achieved or maintained. Although it is anticipated that quarterly distributions will continue to be made through 1995, the Partnership's ability to make distributions could be diminished by any event adversely affecting the oil and gas properties in which the Partnership owns interests or the amount of revenues received by the Partnership therefrom.

      The Partnership's Limited Partnership Agreement contains various provisions which might serve to delay, defer or prevent a change in control of the Partnership, such as the requirement of a vote of Limited Partners in order to sell all or substantially all of the Partnership's properties or the requirement of consent by the Managing General Partner to transfers of limited partnership interests.

                 SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.

ITEM 6. SELECTED FINANCIAL DATA

      The following selected financial data, prepared in accordance with generally accepted accounting principles as of December 31, 1994, 1993, 1992, 1991 and 1990, should be read in conjunction with the financial statements included in Item 8.


                      1994       1993        1992         1991          1990
                   ---------   --------   ----------   -----------   -----------
Revenues           $ 270,819   $365,853   $  184,486   $  328,089    $  358,978
Income (Loss)      $(317,541)  $(79,144)  $ (254,157)  $  (13,647)   $ (107,022)
Total Assets       $ 289,548   $879,379   $1,029,847   $1,356,484    $1,488,299
Cash Distributions $  76,080   $ 43,399   $   42,420   $  107,020    $  148,789

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

      The Partnership has expended all of the partners' net commitments available for property acquisitions ("net commitments") and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. This source of liquidity and the related results of operations will decline in future periods as the oil and gas produced from these properties also declines.

      The MGP anticipates that the Partnership will have adequate liquidity from income from continuing operations to satisfy any future capital expenditure requirements. Funds generated from bank borrowings and proceeds from the sale of oil and gas properties will be used to supplement this effort if deemed necessary.

RESULTS OF OPERATIONS

      Oil and gas sales decreased 26 percent in 1994 vs. 1993. Production volumes decreased 24 percent due to a 14 percent gas production decrease and a 60 percent oil production decline. Since the partnership's reserves are 82 percent gas, the decrease in gas production, due to an accelerated production decline on the Gautreaux #1 well, which was recompleted in 1993, and production curtailments due to declining prices, had a major impact on partnership performance. The Partnership experienced a decline in oil prices of 12 percent or $1.93/BBL, which further contributed to the decreased revenues. The average sales price per equivalent BBL decreased 3 percent in 1994.

      Oil and gas sales increased 98 percent in 1993 vs. 1992. Production volumes increased 83 percent due to an 83 percent gas production increase and an 80 percent oil production increase. The successful recompletion of the Gautreaux #1 well in the third quarter of 1993 greatly increased 1993 production volumes. An increase of 9 percent in the average sales price per equivalent Bbl further increased revenues. 1993 gas prices increased 22 percent or $.38/MCF compared to 1992.

      Production cost per equivalent Bbl decreased 45 percent in 1994 compared to 1993 and total production costs decreased 58 percent in 1994. Production cost per equivalent Bbl decreased 56 percent in 1993 compared to 1992 and total production costs decreased 20 percent in 1993.

      Associated depreciation expense decreased 21 percent in 1994 when compared to 1993 and increased 202 percent in 1993 when compared to 1992.

                 SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.

      The Partnership recorded an additional provision in depreciation, depletion and amortization in 1994 and 1993 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value paid for oil and gas properties resulting in a full cost ceiling impairment.

      During 1995, Partnership revenues and costs will be shared between the limited and general partners in a 90:10 ratio, based on the annualized rate of cash distributions by the Partnership during a certain period prior to December 31, 1994. Based on current oil and gas prices, current levels of oil and gas production and expected cash distributions during 1995, the MGP anticipates that the Partnership sharing ratio will continue to be 90:10.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Part IV, Item 14(a) for index to financial statements.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                 SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of March 15, 1995 regarding the directors and executive officers of Swift.

                                     POSITION(S) WITH
      NAME              AGE      SWIFT AND OTHER COMPANIES
      ----              ---      -------------------------
                         DIRECTORS
                         ---------
A. Earl Swift            61      President, Chief Executive Officer and
                                 Chairman of the Board

Virgil N. Swift          66      Executive Vice President - Business
                                 Development, Vice Chairman of the Board

G. Robert Evans          63      Director of Swift; Chairman of the Board,
                                 Material Sciences Corporation; Director,
                                 Consolidated Freightways, Inc., Fibreboard
                                 Corporation, Elco Industries, and Old Second
                                 Bancorp

Raymond O. Loen          70      Director of Swift; President, R. O. Loen
                                 Company

Henry C. Montgomery      59      Director of Swift; Chairman of the Board,
                                 Montgomery Financial Services Corporation;
                                 Director, Southwall Technology Corporation

Clyde W. Smith, Jr.      46      Director of Swift; President, Somerset
                                 Properties, Inc.

Harold J. Withrow        67      Director of Swift

                     EXECUTIVE OFFICERS
                     ------------------

Terry E. Swift           39      Executive Vice President, Chief Operating
                                 Officer

John R. Alden            49      Senior Vice President - Finance, Chief
                                 Financial Officer and Secretary

Bruce H. Vincent         47      Senior Vice President - Funds Management

James M. Kitterman       50      Senior Vice President - Operations

Alton D. Heckaman, Jr.   37      Vice President - Finance and Controller

                                    III-1

                 SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.

      From time to time, Swift as Managing General Partner of the Partnership purchases Units in the Partnership from investors who offer the Units pursuant to their right of presentment, which purchases are made pursuant to terms set out in the Partnership's original Limited Partnership Agreement. Due to the frequency and large number of these transactions, Swift reports these transactions under Section 16 of the Securities Exchange Act of 1934 on an annual rather than a monthly basis. In some cases such annual reporting may constitute a late filing of the required Section 16 reports under the applicable Section 16 rules.

ITEM 11.  EXECUTIVE COMPENSATION

      As noted in Item 10, "Directors and Executive Officers of the Registrant," above, the Partnership has no executive officers. The executive officers of Swift and VJM are not compensated by the Partnership.

      Certain fees and allowances contemplated by the Limited Partnership Agreement have been paid by the Partnership to Swift and VJM. See Note (4) in Notes To Financial Statements (Related-Party Transactions) for further discussion.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Swift Energy Company, the Managing General Partner, located at 16825 Northchase Drive, Suite 400, Houston, Texas 77060, owns 682 Limited Partnership Units, which is 18.05 percent of all outstanding Limited Partnership Units. All Limited Partnership Units owned by Swift were acquired from investors who offered the Limited Partnership Units pursuant to their right of presentment. As the Managing General Partner, Swift is not permitted generally, under the Limited Partnership Agreement, to vote its Limited Partnership Units. Swift also owns a general partnership interest of 9 percent of all partnership interests in the Partnership.

      Swift and VJM are not aware of any arrangement, the operation of which may at a subsequent date result in a change in control of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      As noted in Item 10, "Directors and Executive Officers of the Registrant," above, the Partnership has no executive officers or directors, and thus has not engaged in any transactions in which any such person had an interest. The Partnership is permitted to engage in certain transactions with Swift as Managing General Partner and VJM as Special General Partner, subject to extensive guidelines and restrictions described in the "Conflicts of Interest" section of the Amended Prospectus contained in the Registration Statement, which is incorporated herein by reference.

      Summarized below are the principal transactions that have occurred between the Partnership and Swift, VJM and their affiliates.

      1. The oil and gas properties acquired by the Partnership, as described in Item 2, "Properties" above, were typically acquired initially by Swift from the seller thereof and subsequently transferred to the Partnership.
Such transfers were made by Swift at its Property Acquisition Costs (as defined in the Limited Partnership Agreement), less any amounts received from sale of production between the time of acquisition by Swift and the time of sale to the Partnership.

      2. Swift acts as operator for many of the wells in which the Partnership has acquired interests and has received compensation for such activities in accordance with standard industry operating agreements.

      3. The Partnership paid to Swift and VJM certain fees as contemplated by the Limited Partnership Agreement. See Note (4) in Notes To Financial Statements (Related-Party Transactions) for further discussion.

                                    III-2

                 SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      a(1) FINANCIAL STATEMENTS                               PAGE NO.
           --------------------                               --------

           Report of Independent Public Accountants             IV-2

           Balance Sheets as of December 31, 1994 and 1993      IV-3

           Statements of Operations for the years ended
             December 31, 1994, 1993 and 1992                   IV-4

           Statements of Partners' Capital for the years ended
             December 31, 1994, 1993 and 1992                   IV-5

           Statements of Cash Flows for the years ended
             December 31, 1994, 1993 and 1992                   IV-6

           Notes to Financial Statements                        IV-7

      a(2) FINANCIAL STATEMENT SCHEDULES
           -----------------------------

           All schedules required by the SEC are either inapplicable or the required information is included in the Financial Statements, the Notes thereto, or in other information included elsewhere in this report.

      a(3) EXHIBITS
           --------

            3.1 Certificate of Limited Partnership of Swift Energy Income
                Partners 1986-A, Ltd. (including Limited Partnership Agreement of Swift Energy Income Partners 1986-A, Ltd. dated May 6, 1986), as filed May 13, 1986, with the Texas Secretary of State (excluding list of limited partners filed as part of Certificate). (Form 10-K for year ended December 31, 1988,
                Exhibit 3.1).

           99.1 A copy of the following sections of the Prospectus dated
                January 14, 1986, contained in Pre-Effective Amendment No. 1 to Registration Statement No. 33-1875 on Form S-1 for Swift Energy Income Partners II as filed on January 14, 1986, which have been incorporated herein by reference: "Proposed Activities" (pp. 27-32) and "Conflicts of Interest" (pp. 44-48). (Form 10-K for year ended December 31, 1989, Exhibit 28.1).

      b(1) REPORTS ON FORM 8-K
           -------------------

           No reports on Form 8-K have been filed during the quarter ended December 31, 1994.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

      No annual report to security holders covering the Partnership's 1994 fiscal year, or proxy statement, form of proxy or other proxy soliciting material has been sent to Limited Partners of the Partnership.

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Swift Energy Income Partners 1986-A, Ltd.:

      We have audited the accompanying balance sheets of Swift Energy Income Partners 1986-A, Ltd., (a Texas limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1994, 1993 and 1992. These financial statements are the responsibility of the general partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Income Partners 1986-A, Ltd., as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years ended December 31, 1994, 1993 and 1992, in conformity with generally accepted accounting principles.

                                       /s/ ARTHUR ANDERSEN LLP
                                       -------------------------
                                           Arthur Andersen LLP

Houston, Texas
February 17, 1995

                  SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.
                               BALANCE SHEETS
                         DECEMBER 31, 1994 AND 1993

                                                     1994         1993
                                                 -----------  -----------
ASSETS:
Current Assets:
     Cash and cash equivalents                   $     1,415  $     1,363
     Oil and gas sales receivable                     37,947      119,130
                                                 -----------  -----------
          Total Current Assets                        39,362      120,493
                                                 -----------  -----------
Oil and Gas Properties, using full cost
     accounting                                    3,653,274    3,645,149
Less-Accumulated depreciation, depletion
     and amortization                             (3,403,088)  (2,886,263)
                                                 -----------  -----------
                                                     250,186      758,886
                                                 -----------  -----------
                                                 $   289,548  $   879,379
                                                 -----------  -----------
                                                 -----------  -----------
LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
     Accounts payable and accrued liabilities    $   121,183  $   315,506
                                                 -----------  -----------

Deferred Revenues                                      4,426        6,313

Partners' Capital                                    163,939      557,560
                                                 -----------  -----------
                                                 $   289,548  $   879,379
                                                 -----------  -----------
                                                 -----------  -----------






                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                  SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.
                          STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992





                                     1994        1993       1992
                                  ---------   ---------   ---------
REVENUES:
   Oil and gas sales              $ 270,742   $ 365,811   $ 184,414
   Interest income                       52          42          38
   Other                                 25          --          34
                                  ---------   ---------   ---------
                                    270,819     365,853     184,486
                                  ---------   ---------   ---------
COSTS AND EXPENSES:
   Lease operating                   37,786      97,401     140,410
   Production taxes                  12,306      22,708      10,668
   Depreciation, depletion
     and amortization -
       Normal provision             186,273     236,128      78,067
       Additional provision         330,552      66,595     177,464
   General and administrative        21,443      20,068      22,935
   Interest expense                      --       2,097       9,099
                                  ---------   ---------   ---------
                                    588,360     444,997     438,643
                                  ---------   ---------   ---------
INCOME (LOSS)                     $(317,541)  $( 79,144)  $(254,157)
                                  ---------   ---------   ---------
                                  ---------   ---------   ---------




               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                  SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.
                       STATEMENTS OF PARTNERS' CAPITAL
            FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                        LIMITED    GENERAL   COMBINING
                                        PARTNERS   PARTNERS  ADJUSTMENT    TOTAL
                                       ---------   --------  ----------  ---------
BALANCE,
 DECEMBER 31, 1991                     $ 859,975   $ 19,379   $ 97,326   $ 976,680

INCOME (LOSS)                           (234,923)      (484)   (18,750)   (254,157)

CASH DISTRIBUTIONS                       (37,600)    (4,820)        --     (42,420)
                                       ---------   --------   --------   ---------
BALANCE,
 DECEMBER 31, 1992                       587,452     14,075     78,576     680,103
                                       ---------   --------   --------   ---------

INCOME (LOSS)                            (67,813)    15,913    (27,244)    (79,144)

CASH DISTRIBUTIONS                       (43,399)        --         --     (43,399)
                                       ---------   --------   --------   ---------
BALANCE,
 DECEMBER 31, 1993                       476,240     29,988     51,332     557,560
                                       ---------   --------   --------   ---------

INCOME (LOSS)                           (285,543)    12,934    (44,932)   (317,541)

CASH DISTRIBUTIONS                       (47,200)   (28,880)        --     (76,080)
                                       ---------   --------   --------   ---------
BALANCE,
 DECEMBER 31, 1994                     $ 143,497   $ 14,042   $  6,400   $ 163,939
                                       ---------   --------   --------   ---------
                                       ---------   --------   --------   ---------



LIMITED PARTNERS' NET INCOME (LOSS)
 PER UNIT

   1992                                $  (62.21)
                                       ---------
                                       ---------
   1993                                $  (17.96)
                                       ---------
                                       ---------
   1994                                $  (75.62)
                                       ---------
                                       ---------




               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                  SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.
                          STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                                  1994         1993         1992
                                                               ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (Loss)                                                $(317,541)   $ (79,144)   $(254,157)
  Adjustments to reconcile income (loss) to
   net cash provided by operations:
    Depreciation, depletion and amortization                     516,825      302,723      255,531
    Deferred revenues received (recouped)                         (1,887)      (1,418)          --
   Change in assets and liabilities:
     (Increase) decrease in oil and gas sales receivable          81,183      (91,700)      50,466
     (Increase) decrease in other current assets                      --           --       25,799
     Increase (decrease) in accounts payable
      and accrued liabilities                                   (194,323)      43,494       63,273
                                                               ---------    ---------    ---------
       Net cash provided by (used in) operating activities        84,257      173,955      140,912
                                                               ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties                            (10,781)     (95,917)     (13,891)
  Proceeds from sales of oil and gas properties                    2,656       35,474        8,985
                                                               ---------    ---------    ---------
       Net cash provided by (used in) investing activities        (8,125)     (60,443)      (4,906)
                                                               ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions to partners                                 (76,080)     (43,399)     (42,420)
  Payments on note payable                                            --      (70,001)     (93,333)
                                                               ---------    ---------    ---------
       Net cash provided by (used in) financing activities       (76,080)    (113,400)    (135,753)
                                                               ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  52          112          253
                                                               ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     1,363        1,251          998
                                                               ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                       $   1,415    $   1,363    $   1,251
                                                               ---------    ---------    ---------
                                                               ---------    ---------    ---------
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                       $      --    $   2,528    $   9,852
                                                               ---------    ---------    ---------
                                                               ---------    ---------    ---------




               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                  SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.
                        NOTES TO FINANCIAL STATEMENTS


(1) ORGANIZATION AND TERMS OF PARTNERSHIP AGREEMENT -

     Swift Energy Income Partners 1986-A, Ltd., a Texas limited partnership (the Partnership), was formed on May 13, 1986, for the purpose of purchasing and operating producing oil and gas properties within the continental United States. Swift Energy Company ("Swift"), a Texas corporation, and VJM Corporation ("VJM"), a California corporation, serve as Managing General Partner and Special General Partner of the Partnership, respectively. The general partners are required to contribute up to 1/99th of limited partner net contributions. The 689 limited partners made total capital contributions of $3,775,536.

     Property acquisition costs and the management fee are borne 99 percent by the limited partners and one percent by the general partners.
Organization and syndication costs were borne solely by the limited partners.

     Initially, all continuing costs (including development costs, operating costs, general and administrative reimbursements and direct expenses) and revenues are allocated 85 percent to the limited partners and 15 percent to the general partners. After a certain period of partnership operations, but prior to partnership payout, as defined, one-third of these costs and revenues otherwise allocable to the general partners will be reallocated to the limited partners if the cash distribution rate (as defined in the Partnership Agreement) is less than 17.5 percent. Through December 31, 1987, the Partnership's continuing costs and revenues were allocated 85 percent to the limited partners and 15 percent to the general partners. Thereafter one-third of the general partners share was reallocated to the limited partners as the cash distribution rate fell below 17.5 percent. Payout had not occurred as of December 31, 1994.

(2) SIGNIFICANT ACCOUNTING POLICIES -

OIL AND GAS PROPERTIES -

     For financial reporting purposes, the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the years ended December 31, 1994, 1993 and 1992.

     Future development, site restoration, dismantlement and abandonment costs, net of salvage values, are estimated on a property-by-property basis based on current economic conditions and are amortized to expense as the Partnership's capitalized oil and gas property costs are amortized.

     The unamortized cost of oil and gas properties is limited to the "ceiling limitation", (calculated separately for the Partnership, limited partners, and general partners). The "ceiling limitation" is calculated on a quarterly basis and represents the estimated future net revenues from proved properties using current prices, discounted at ten percent, and the lower of cost or fair value of unproved properties. Proceeds from the sale or disposition of oil and gas properties are treated as a reduction of oil and gas property costs with no gains or losses being recognized except in significant transactions.

     The Partnership computes the provision for depreciation, depletion and amortization of oil and gas properties on the units-of-production method. Under this method, the provision is calculated by multiplying the total unamortized cost of oil and gas properties, including future development, site restoration, dismantlement and abandonment costs, by an overall amortization rate that is determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves at the beginning of the period.

                  SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

STATEMENTS OF CASH FLOWS -

     Highly liquid debt instruments with an initial maturity of three months or less are considered to be cash equivalents.

(3) OIL AND GAS CAPITALIZED COSTS -

     The following table sets forth capital expenditures related to the Partnership's oil and gas operations:

                                YEAR ENDED DECEMBER 31,
                              ---------------------------
                                1994      1993     1992
                              -------   -------   -------
     Acquisition of
      proved properties       $    --   $    --   $    --

     Development               10,781    95,917    13,891
                              -------   -------   -------
                              $10,781   $95,917   $13,891
                              -------   -------   -------
                              -------   -------   -------

     All oil and gas property acquisitions are made by Swift on behalf of the Partnership. The costs of the properties include the purchase price plus any costs incurred by Swift in the evaluation and acquisition of properties.

     During 1994, 1993 and 1992, the Partnership's unamortized oil and gas property costs exceeded the quarterly calculations of the "ceiling limitation" resulting in additional provisions for depreciation, depletion and amortization of $330,552, $66,595 and $177,464, respectively. In computing the Partnership's third quarter 1994 ceiling limitation, the Partnership utilized the product prices in effect at the date of the filing of the Partnership's report on Form 10-Q. Utilizing these subsequent prices, the write down recorded by the Partnership was $46,740 less than the amount that would have been recorded using product prices in effect at September 30, 1994.

     In addition, the limited partners' share of unamortized oil and gas property costs exceeded their "ceiling limitation" in 1994, 1993 and 1992, resulting in valuation allowances of $297,277, $56,732 and $164,804, respectively. These amounts are included in the income (loss) attributable to the limited partners shown in the statements of partners' capital together with "combining adjustments" for the differences between the limited partners' valuation allowances and the Partnership's valuation allowances. The "combining adjustments" change quarterly as the Partnership's total depreciation, depletion and amortization provision is more or less than the combined depreciation, depletion and amortization provision attributable to general and limited partners.

(4) RELATED-PARTY TRANSACTIONS -

     An affiliate of the Special General Partner, as Dealer Manager, received $94,388 for managing and overseeing the offering of limited partnership units.

     A one-time management fee of $94,388 was paid to Swift in 1986 for services performed for the Partnership. In 1994, 1993 and 1992, Swift absorbed all the general and administrative overhead attributable to the Partnership.

                  SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(5) FEDERAL INCOME TAXES -

     The Partnership is not a tax-paying entity. No provision is made in the accounts of the Partnership for federal or state income taxes, since such taxes are liabilities of the individual partners, and the amounts thereof depend upon their respective tax situations.

     The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's ordinary income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the limited partners could be changed accordingly. Ordinary income/(loss) reported on the Partnership's federal return of income for the years ended December 31, 1994, 1993 and 1992 was $146,220, $178,940, and $(34,685), respectively. The difference between ordinary income/(loss) for federal income tax purposes reported by the Partnership and net income or loss reported herein primarily results from the exclusion of depletion (as described below) from ordinary income reported in the Partnership's federal return of income.

     For federal income tax purposes, depletion with respect to production of oil and gas is computed separately by the partners and not by the Partnership. Since the amount of depletion on the production of oil and gas is not computed at the Partnership level, depletion is not included in the Partnership's income for federal income tax purposes but is charged directly to the partners' capital accounts to the extent of the cost of the leasehold interests, and thus is treated as a separate item on the partners' Schedule K-1. Depletion for federal income tax purposes may vary from that computed for financial reporting purposes in cases where a ceiling adjustment is recorded, as such amount is not recognized for tax purposes.

(6) DEFERRED REVENUES -

     Deferred Revenues represent a gas imbalance liability assumed as part of property acquisitions. The imbalance is accounted for on the entitlements method, whereby the Partnership records its share of revenue, based on its entitled amount. Any amounts over or under the entitled amount are recorded as an increase or decrease to deferred revenues.

(7) CONCENTRATIONS OF CREDIT RISK -

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

                                               SWIFT ENERGY INCOME
                                               PARTNERS 1986-A, LTD.
                                               (Registrant)

                                           By: SWIFT ENERGY COMPANY
                                               General Partner

Date:  March 15, 1995                      By: s/b A. Earl Swift
       -----------------------                 --------------------------------
                                               A. Earl Swift
                                               President

Date:  March 15, 1995                      By: s/b John R. Alden
       -----------------------                 --------------------------------
                                               John R. Alden
                                               Principal Financial Officer

Date:  March 15, 1995                      By: s/b Alton D. Heckaman, Jr.
       -----------------------                 --------------------------------
                                               Alton D. Heckaman, Jr.
                                               Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                               SWIFT ENERGY INCOME
                                               PARTNERS 1986-A, LTD.
                                               (Registrant)

                                           By: SWIFT ENERGY COMPANY
                                               General Partner

Date:  March 15, 1995                      By: s/b A. Earl Swift
       -----------------------                 --------------------------------
                                               A. Earl Swift
                                               Director and Principal
                                               Executive Officer

Date:  March 15, 1995                      By: s/b Virgil N. Swift
       -----------------------                 --------------------------------
                                               Virgil N. Swift
                                               Director and Executive
                                               Vice President - Business
                                               Development

                  SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.


Date:  March 15, 1995                      By: s/b G. Robert Evans
       -----------------------                 --------------------------------
                                               G. Robert Evans
                                               Director

Date:  March 15, 1995                      By: s/b Raymond O. Loen
       -----------------------                 --------------------------------
                                               Raymond O. Loen
                                               Director

Date:  March 15, 1995                      By: s/b Henry C. Montgomery
       -----------------------                 --------------------------------
                                               Henry C. Montgomery
                                               Director

Date:  March 15, 1995                      By: s/b Clyde W. Smith, Jr.
       -----------------------                 --------------------------------
                                               Clyde W. Smith, Jr.
                                               Director

Date:  March 15, 1995                      By: s/b Harold J. Withrow
       -----------------------                 --------------------------------
                                               Harold J. Withrow
                                               Director

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

           FOR THE TRANSITION PERIOD FROM _________ TO _________

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

Yes  X      No
    ---        ---

                   SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.

                                    INDEX


PART I.    FINANCIAL INFORMATION                                      PAGE
                                                                      ----
    ITEM 1.  FINANCIAL STATEMENTS

         Balance Sheets

             - September 30, 1995 and December 31, 1994                 3

         Statements of Operations

             - Three month and nine month periods ended
                September 30, 1995 and 1994                             4

         Statements of Cash Flows

             - Nine month periods ended September 30, 1995 and 1994     5

         Notes to Financial Statements                                  6

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                       7


PART II.    OTHER INFORMATION                                           9


SIGNATURES                                                             10

                   SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.
                                 BALANCE SHEETS

                                              SEPTEMBER 30,      DECEMBER 31,
                                                  1995               1994
                                              -------------      ------------
                                               (UNAUDITED)
 ASSETS:

 Current Assets:
      Cash and cash equivalents                $     1,462      $     1,415
      Oil and gas sales receivable                  24,516           37,947
                                               ------------     ------------
           Total Current Assets                     25,978           39,362
                                               ------------     ------------
 Oil and Gas Properties, using full cost
   accounting                                    3,653,077        3,653,274
 Less-Accumulated depreciation, depletion
   and amortization                             (3,488,005)      (3,403,088)
                                               ------------     ------------
                                                   165,072          250,186
                                               ------------     ------------
                                               $   191,050      $   289,548
                                               ------------     ------------
                                               ------------     ------------

 LIABILITIES AND PARTNERS' CAPITAL:

 Current Liabilities:
    Accounts payable and accrued liabilities   $    79,423      $   121,183
                                               ------------     ------------

 Deferred Revenues                                   4,373            4,426

 Partners' Capital                                 107,254          163,939
                                               ------------     ------------
                                               $   191,050      $   289,548
                                               ------------     ------------
                                               ------------     ------------


                See accompanying notes to financial statements.

                   SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.
                           STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                        SEPTEMBER 30,          SEPTEMBER 30,
                                     -------------------  ---------------------
                                      1995        1994        1995        1994
                                     ------      ------      ------      ------
REVENUES:
   Oil and gas sales                $26,658    $  44,571    $ 87,534   $ 230,616
   Interest income                       21           12          47          26
   Other income                           9        --              9          15
                                    --------   ---------   ---------   ----------
                                     26,688       44,583      87,590     230,657
                                    --------   ---------   ---------   ----------

COSTS AND EXPENSES:
   Lease operating                    5,114       11,181      22,644      23,895
   Production taxes                   2,142        2,023       6,683      10,127
   Depreciation, depletion
     and amortization -
       Normal provision              14,392       36,827      51,501     157,401
       Additional provision            --        132,446      33,416     238,958
   General and administrative         4,232        5,061      13,681      17,259
   Interest expense                   1,315        --          3,825        --
                                    --------   ---------   ---------   ----------
                                     27,195      187,538     131,750     447,640
                                    --------   ---------   ---------   ----------
NET INCOME (LOSS)                   $  (507)   $(142,955)  $ (44,160)  $(216,983)
                                    --------   ---------   ---------   ----------
                                    --------   ---------   ---------   ----------


LIMITED PARTNERS' NET INCOME
 (LOSS) PER UNIT                    $  (.13)   $  (37.86)  $  (11.69)  $  (57.46)
                                    --------   ---------   ---------   ----------
                                    --------   ---------   ---------   ----------


                  SEE ACCOMPANYING NOTE TO FINANCIAL STATEMENTS.

                  SWIFT ENERGY INCOME PARTNERS 1986-A, LTD.
                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                    -------------------------
                                                        1995          1994
                                                    -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                   $ (44,160)    $ (216,983)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization         84,917        396,359
      Deferred revenues                                   (53)          (624)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales
          receivable                                   13,431         76,582
        Increase (decrease) in accounts payable
          and accrued liabilities                     (41,760)      (182,106)
                                                    -----------    ----------
            Net cash provided by (used in)
              operating activities                     12,375         73,228
                                                    -----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                   --         (11,809)
    Proceeds from sales of oil and gas properties         197          2,656
                                                    -----------    ----------
            Net cash provided by (used in)
              investing activities                        197         (9,153)
                                                    -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                    (12,525)       (64,049)
                                                    -----------    ----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                              47             26
                                                    -----------    ----------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        1,415          1,363
                                                    -----------    ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  1,462       $  1,389
                                                    -----------    ----------
                                                    -----------    ----------



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


                                           SWIFT ENERGY INCOME
                                           PARTNERS 1986-A, LTD.
                                           (Registrant)

                                       By: SWIFT ENERGY COMPANY
                                           Managing General Partner


Date:  November 13, 1995               By: /s/ John R. Alden
       -----------------                   -------------------------------
                                           John R. Alden
                                           Senior Vice President, Secretary
                                           and Principal Financial Officer

Date:  November 13, 1995               By: /s/ Alton D. Heckaman, Jr.
       -----------------                   -------------------------------
                                           Alton D. Heckaman, Jr.
                                           Vice President, Controller
                                           and Principal Accounting Officer

H.J. GRUY AND ASSOCIATES, INC.
-----------------------------------------------------------------------------
1200 SMITH STREET, SUITE 3040, HOUSTON, TEXAS 77002 -
FAX (713) 739-6112 - (713)739-1000


                              February 17, 1995


Swift Energy Company
16825 Northchase Drive, Suite 400
Houston, Texas 77060


                                     SWIFT ENERGY INCOME PARTNERS 1986-A LTD.
                                     94-003-116


Gentlemen:

At your request, we have made an audit of the reserves and future net revenue as of December 31, 1994, prepared by Swift Energy Company ("Swift") for certain interests owned by the limited partners in Swift Energy Income Partners 1986-A Ltd. This audit has been conducted according to the standards pertaining to the estimating and auditing of oil and gas reserve information approved by the Board of Directors of the Society of Petroleum Engineers on October 30, 1979. We have reviewed these properties and where we disagreed with the Swift reserve estimates, Swift revised its estimates to be in agreement. The estimated net reserves, future net revenue and discounted future net revenue are summarized by reserve category as follows:

                         ESTIMATED                 ESTIMATED
                        NET RESERVES           FUTURE NET REVENUE
                    ---------------------------------------------------
                      OIL &                                   DISCOUNTED
                    CONDENSATE    GAS                           AT 10%
                    (BARRELS)    (Mcf)      NONDISCOUNTED       PER YEAR
                    ----------  --------    -------------     ------------
Proved Developed     6,623      181,321     $   269,784       $   225,167

Proved Undeveloped     -0-          -0-             -0-                -0-
                    ----------  --------    -------------     ------------

Total Proved         6,623      181,321     $   269,784       $   225,167

G & A                                       $   (24,291)      $   (16,186)
                    ----------  --------    -------------     ------------

TOTAL                6,623      181,321     $   245,493       $   208,981

Swift Energy Company               -2-                       February 17, 1995

The discounted future net revenue is not represented to be the fair market value of these reserves and the estimated reserves included in this report have not been adjusted for risk.

The estimated future net revenue shown is that revenue which will be realized from the sale of the estimated net reserves after deduction of royalties, ad valorem and production taxes, direct operating costs and required capital expenditures, when applicable. Surface and well equipment salvage values and well plugging and field abandonment costs have not been considered in the revenue projections. Future net revenue as stated in this report is before the deduction of federal income tax.

In the economic projections, prices, operating costs and development costs remain constant for the projected life of each lease.

For those wells with sufficient production history, reserve estimates and rate projections are based on the extrapolation of established performance trends. Reserves for other producing and nonproducing properties have been estimated from volumetric calculations and analogy with the performance of comparable wells. The reserves included in this study are estimates only and should not be construed as exact quantities. Future conditions may affect recovery of estimated reserves and revenue, and all categories of reserves may be subject to revision as more performance data become available. The proved reserves in this report conform to the applicable definitions promulgated by the Securities and Exchange Commission. Attachment 1, following this letter, sets forth all reserve definitions incorporated in this study.

Extent and character of ownership, oil and gas prices, production data, direct operating costs, capital expenditure estimates and other data provided by Swift have been accepted as represented. The production data available to us were through the month of October, 1994 except in those instances in which data were available through December. Interim production to December 31, 1994 has been estimated. No independent well tests, property inspections or audits of operating expenses were conducted by our staff in conjunction with this study. We did not verify or determine the extent, character, obligations, status or liabilities, if any, arising from any current or possible future environmental liabilities that might be applicable.

In order to audit the reserves, costs and future revenues shown in this report, we have relied in part on geological, engineering and economic data furnished by our client. Although we have made a best efforts attempt to acquire all pertinent data and analyze it carefully with methods accepted by the petroleum industry, there is no guarantee that the volumes of oil and gas or the revenues projected will be realized.

Production rates may be subject to regulation and contract provisions and may fluctuate according to market demand or other factors beyond the control of the operator. The reserve and revenue projections presented in this report may require revision as additional data become available.

Swift Energy Company               -3-                       February 17, 1995

We are unrelated to Swift and we have no interest in the properties included in the information reviewed by us. In particular:

     1. We do not own a financial interest in Swift or its oil and gas properties.

     2.  Our fee is not contingent on the outcome of our work or report.

     3. We have not performed other services for or have any other relationship with Swift that would affect our independence.

If investments or business decisions are to be made in reliance on these estimates by anyone other than our client, such person with the approval of our client is invited to visit our office at his expense so that he can evaluate the assumptions made and the completeness and extent of the data available on which our estimates are based.

Any distribution or publication of this report or any part thereof must include this letter in its entirety.

                                       Yours very truly,

                                       H.J. GRUY AND ASSOCIATES, INC.


                                       /s/ JAMES H. HARTSOCK
                                       -------------------------------------
                                           James H. Hartsock, Ph/D., P.E.
                                           Executive Vice President



JHH:llb


Attachment

                                ATTACHMENT 1

                                 ATTACHMENT 1
                     DEFINITIONS FOR OIL AND GAS RESERVES


PROVED OIL AND GAS RESERVES

Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquid which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any, and (B) the immediately adjoining portions not yet drilled, but which can be reasonable judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the "proved" classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

Estimates of proved reserves do not include the following: (A) Oil that may become available from known reservoirs but is classified separately as "indicated additional reserves"; (B) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors;
(C) crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and (D) crude oil, natural gas, and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.

PROVED DEVELOPED OIL AND GAS RESERVES

Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

PROVED UNDEVELOPED RESERVES

Proved undeveloped oil and gas reserves that are expected to be recovered from new wells on undrilled, acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.